Form 10QSB
period 2000-09-30
NETPARTS COM
filed 2000-10-31
CIK 1098343

--------------------------------------------------------------------------------
                              Donald Jackson Wells
                                    PRESIDENT
                               NetParts.com, Inc.
                  3131 Southwest Freeway #46, Houston TX 77098
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       AND

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-30891


                    For the Quarter ended September 30, 2000

                               NETPARTS.COM, INC.

  Nevada                                                                Optional
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


3131  Southwest  Freeway  #46,  Houston  TX                                77098
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (713)  521-9395


Securities  registered  pursuant  to  Section  12(g)  of  the  Act:    7,135,000

                      Class-A  Common  Voting  Equity  Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 7,135,000.

                             UNNUMBERED INTRODUCTION

     Our Form 10SB was filed voluntarily about June 26, 2000 and became effective by operation of law sixty days later, on or about August 28, 2000. Our From 10SB has now cleared Comments by the Staff of the SEC. This is our first Quarterly Report. We begin reporting with our Third Quarter.


                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

Exhibit      FINANCIAL  STATEMENTS
00-QF3     Un-Audited  Financial Statements for the three months and nine months ended  September  30,  2000


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We are a development stage company as defined in Financial Accounting Standards Board Statement No. 7. We are concentrating substantially all of our efforts in raising capital and developing our business in order to generate significant revenues. While we have no immediate need for funding to maintain ourselves in our pre-launch developmental stage, we will require additional capital to launch our business operations and to maintain them until profitability is achieved. This Company has a considerable need for additional funding during the next twelve months.

      Our objective is to create a centrally located, interconnected group of self sufficient used auto parts outlets specializing in customer convenience and having a large combined stock from which to operate. The first auto parts "supermart", which is to be located in Houston, Texas, will be large enough and efficient enough to become, in management's opinion, the leading supplier of used and remanufactured auto parts in Texas. It is our intention to duplicate the concept in other metropolitan markets. To proceed with this plan, we expect to require $500,000, during the next twelve months, to establish our initial site in Houston. We expect to require $250,000 for initial purchasing and marketing expenses, including inventory, advertising, web-site establishment, maintenance and advertising. We expect to require an additional $250,000 in unspecified working capital to see us through our first year of aggressive operations, until we achieve significant revenues.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We intend to create a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. We would begin with our master site in Houston.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None immediately. As we launch, additional employees are expected to be required.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have not launched operations. We are a development stage company. We have had no revenues to date. Our activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of this 1934 Registration of our common stock for tradeability on the OTCBB.

     We had raised $100,000 in 1999 and have expended virtually all of it during that year, on our organizational expenses, business plan development, legal, professional and auditing. Our expenses for the first nine months of 2000 have been related to 1934 Act Registration.

      (2)  SELECTED  FINANCIAL  INFORMATION.

Balance Sheet . . .   9/30/00   12/31/99
----------------------------------------
Cash. . . . . . . .  $  1,191  $   8,200
Acoounts Receivable         0          0
Total Assets. . . .     1,191      8,200
========================================
Accounts Payable. .    12,649          0
Other . . . . . . .         0          0
========================================
Total Liabilities .    12,649          0



                           Inception
                           April 21,
                                        1999
      to
 Operations . . . . . . .  July1 to Sept 30    Jan 1 to Sept 30      Sept 30,
                                        2000                1999       2000       1999        2000
---------------------------------------------------------------------------------------------------
Misc. Revenues: . . . . .  $           1,000   $               0   $  1,000   $      0   $   1,000
 Total Revenues . . . . .              1,000                   0      1,000          0       1,000
General & Administrative.             15,847              13,016     20,658     96,935     117,593
 Total Expenses . . . . .             15,847              13,016     20,658     96,935     117,593
Net (Loss). . . . . . . .            (14,847)            (13,016)   (19,658)   (96,935)   (116,593)



      (3) FUTURE PROSPECTS. We do not expect to launch our operations until late in year 2000. We have yet to establish our specialized auto salvage yards. If we are able to achieve our funding goals, we believe our prospects for success are good. There is, however, no present guaranty that we can attract the funding we need. There is no guaranty that, even if we achieve our funding goals, our program will enjoy public and business acceptance, and prove profitable.

 (C) REVERSE ACQUISITION CANDIDATE. We are committed to the realization of our business plan. We are not a candidate for a reverse acquisition transaction.

                           PART II: OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  September  30,  2000
                               NETPARTS.COM, INC.

                                       by

/s/Donald Jackson Wells      /s/Larry Wayne Zientek         /s/Joseph A.Kane
Donald  Jackson  Wells          Larry  Wayne  Zientek          Joseph  A.  Kane
president/director              treasurer/director            secretary/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF3
                         UN-AUDITED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                               NETPARTS.COM, INC.
                            BALANCE SHEET (UNAUDITED)
                    December 31, 1999 and September 30, 2000

                                                         September 30,    December 31,
                                                             2000            1999
                                                          (Unaudited)
---------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,191   $       8,200
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .           1,191           8,200
                                                        --------------   -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $        1,191   $       8,200
                                                        ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $       12,649   $           0
Total accounts payable
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,135,000 shares. .           7,135           7,135
Additional paid-in capital . . . . . . . . . . . . . .          98,000          98,000
Accumulated equity (deficit) . . . . . . . . . . . . .        (116,593)        (96,935)
Total Stockholders' Equity . . . . . . . . . . . . . .         (11,458)          8,200
                                                        --------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $        1,191   $       8,200
                                                        ==============   =============

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                For the periods ended September 30, 1999 and 2000

                                                                                                     From
                                                                                                 Inception on
                                  From July       From July        From January     From April     April 21,
                                  1, 2000 to      1, 1999 to        1, 2000 to      21, 1999 to  1999 through
                                 September 30,   September 30,     September 30,   September 30, September 30,
                                     2000             1999             2000             1999         2000
--------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $        1,000   $            0   $        1,000   $            0   $    1,000
                           --------------   --------------  ---------------   --------------   ----------
Total Expenses. . . . . .          15,847           13,016           20,658           96,935      117,593
                           --------------   --------------  ---------------   --------------   ----------
Net Loss from Operations.         (14,847)         (13,016)         (19,658)         (96,935)    (116,593)
                           ==============   ==============  ===============   ==============   ==========
Net Income (Loss) . . . .        ($14,847)        ($13,016)        ($19,658)        ($96,935)   ($116,593)
                           ==============   ==============  ===============   ==============   ==========
Loss per Share. . . . . .  $     (0.00208)  $     (0.00253)  $     (0.00276)  $     (0.01888)  $ (0.01779)
                           ==============   ==============  ===============   ==============   ==========
Weighted Average
    Shares Outstanding. .       7,135,000        5,135,000        7,135,000        5,135,000    6,555,523
                           ==============   ==============  ===============   ==============   ==========

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
            From inception (April 21, 1999) through December 31, 1999
             And for the eight month period ended September 30, 2000

                                                          Additional     Accumulated     Total Stock-
                                  Common      Par           Paid-In        Equity       holders' Equity
                                  Stock       Value         Capital       (Deficit)        (Deficit)
---------------------------------------------------------------------------------------------------------
Common Stock issued at inception   5,135,000  $      5,135  $           0  $        0   $          5,135
Sale of Common Stock for
     $0.05 per share . . . . . .   2,000,000         2,000         98,000           0                  0
Net loss during period . . . . .           0             0              0     (96,935)                 0
Balance at December 31, 1999 . .   7,135,000  $      7,135  $      98,000    ($96,935)  $          8,200
                                  ----------  ------------  -------------  -----------  -----------------
Net loss during period . . . . .           0             0              0     (19,658)                 0
Balance at September 30, 2000. .   7,135,000  $      7,135  $      98,000   ($116,593)          ($11,458)
                                  ----------  ------------  -------------  -----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                           September 30, 1999 and 2000

                                                                                          From
                                                                                        Inception
                                                        From July        From April       April
                                                        1, 2000 to      21, 1999 to    21, 1999 to
                                                       September 30,    September 30,  September 30,
                                                            2000             1999         2000
-----------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss). . . . . . . . . . . . . . . .        ($14,847)        ($96,935)   ($116,593)

Items not affecting cash:
      Stock issued for services. . . . . . . . .               0            5,135        5,135
      Beginning Prepaid Expense. . . . . . . . .           2,189                0            0
      Ending Prepaid expense . . . . . . . . . .               0                0            0
      Accounts Payable . . . . . . . . . . . . .          12,649                0       12,649
                                                 ---------------   --------------   ----------
Net Cash from Operations . . . . . . . . . . . .              (9)         (91,800)     (98,809)

Cash Increase (Decrease) . . . . . . . . . . . .              (9)         (91,800)     (98,809)

Cash infused from sale/issuance of Common Stock.               0          100,000      100,000
                                                 ---------------   --------------   ----------
Net Increase (Decrease). . . . . . . . . . . . .              (9)           8,200        1,191

Beginning Cash . . . . . . . . . . . . . . . . .           1,200                0            0

Cash as of Statement Date. . . . . . . . . . . .  $        1,191   $        8,200   $    1,191
                                                 ===============   ==============   ===========


   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


NetParts.com,  Inc.


NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.