Form 10KSB
period 2000-12-31
NETPARTS COM
filed 2001-03-21
CIK 1098343

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30891


                      For the Year ended December 31, 2000

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

                     Class-A  Common  Voting  Equity  Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of 12/31/00, the number of shares of common stock outstanding was 7,135,000.

As of 12/31/99 the number of shares held by non-affiliates was approximately 2,135,000 shares.


                        Exhibit Index is found on page 14

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Form  and  Year  of  Organization                                   3
      (b)  Our  Business  Plan                                                 3
      (c)  Proposed  Operations                                                4
      (d)  The  Market                                                         5
      (e)  Special  Factors  Affecting  Success                                6
      (f)  Other  Items                                                        6
      (g)  Reporting  Under  The  1934  Act                                    7

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          7

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Sales  of  Unregistered  Common  Stock  from  Inception             8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        8
      (a)  Plan  of  Operation  Next  Twelve  Months                           8
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          9
      (c)  Reverse  Acquisition  Candidate                                    11

Item  7.  Financial  Statements                                               11

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          11

PART  III                                                                     12

Item  9.  Directors and Executive Officers, Promoters and Control Persons     12

Item  10.  Executive  Compensation                                            12

Item  11.  Security Ownership of Certain Beneficial Owners and Management     13
      (c)  Changes  in  Control                                               13

Item  12.  Certain  Relationships  and  Related  Transactions                 14

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   14
      (a)  Financial  Statements                                              14
      (b)  Form  8-K  Reports                                                 14
      (c)  Exhibits                                                           14

                                  INTRODUCTION


     Our  Form  10SB  was  filed  voluntarily  about  June 26, 2000, pursuant to
Section 12(g) of the Securities Exchange Act of 1934, and became effective by operation of law sixty days later, on or about August 28, 2000. Our Form 10SB has now cleared Comments by the Staff of the SEC. Our first Quarterly reporting began in our Third Quarter, which ended September 30, 2000. We registered our common stock under the 1934 Act in order to comply with the requirements of the National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our common stock is not presently quoted on the OTCBB or the NQB Pink Sheets and has not traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. We wish to report and provide disclosure voluntarily, and will file periodic reports in the event that our obligation to file such reports is suspended under the Exchange Act. We anticipate no contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB, if and when our intended application for submission may become effective.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) FORM AND YEAR OF ORGANIZATION. Our Corporation, NetParts.com, Inc. ,was duly incorporated in Nevada on April 21, 1999, with the intention of creating a series of 16 specialized auto salvage yards. We have issued a total of 7,135,000 shares of common stock to seven founders and twelve investors. The founders share were issued on or about April 22, 1999. Please refer to Item 5 of Part II, Sales of Unregistered Common Stock, for more information.

 (B) OUR BUSINESS PLAN. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. Salvageable components of incoming wrecked or abandoned vehicles will be inventoried on computer and listed on the Internet. The entire auto will be dismantled, with all parts being bar coded for sales and inventory control and then stored in the appropriate section of the specialized facility. If purchase is effected via the Internet, shipment will be overnight at the option of the purchaser and a mechanic will be available for telephone or on-line installation consultation. If purchase is effected on site, a mechanic will be on duty and available to install or assist in the installation of components for those customers desiring assistance.

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

     We intend to conduct our business, internally, externally, and at all levels, with the utmost professionalism. We will be aggressive in our purchasing, and marketing, practical in our fiscal policy making and execution, and forthright in our management and operations. Management believes that the existence of an organization of this quality will attract the highest caliber individuals in the industry, and it is precisely only those management, staff, administration and sales persons who are of the highest character, greatest experience, and with records of success in all of their endeavors that we intend to employ.

     THE INDUSTRY. The strength of the auto salvage industry is a natural outgrowth of the automobile manufacturers pricing policies which favor the new car buyer and penalize the owner requiring replacement parts. As an example, a 1989 Toyota Corolla Deluxe Sedan costs approximately $9,453 when purchased new from the showroom floor. To build that same automobile, piece by piece, would require approximately $42,200 of individual parts, if purchased one by one from the Toyota dealer's parts department, and the vehicle would still not be assembled. The high cost of the new replacement part affects both consumers and dealers, by causing the dealers to stock less inventory, or none of the slow moving items, creating back-orders, and further exacerbating the supply problem and causing the consumer to seek alternative sources. These higher prices and problems of availability have led to higher profits for the auto salvage industry on salvaged parts which are resold "as is", are rebuilt and resold or are recycled.

     OUR CONCEPT. Salvaged and recyclable automotive parts have a low acquisition cost due to the reduced value of the wrecked or abandoned vehicles which comprise the industry's principal source of inventory. The traditional salvage operation, in order to have what the customer requires, must maintain extremely large inventories. The normal procedure in the industry is to purchase the car, dismantle it, stock only the fastest selling components and recycle or resell the remainder for additional capital thereby incurring the risk of not having the part that the customer requires. Under our concept, the dealer will be able to retain all of the salable parts while still maintaining inventory costs at a manageable level, and by grouping 16 of these specialized dealers together giving them all the opportunity to take advantage of:

     -     Centralized  web  page  and  sub  pages  for  each make of automobile

     -     Hourly  up-date  of  inventory  on  the  web  pages

     -     Optimum  utilization  of  facilities  due  to  efficiency  of  layout

     -     Centralized,  computerized  accounting

     -     Centralized  purchasing,  dismantling,  bar  coding  and inventorying

     -     Hot  lines  and  long  lines  to  local  and  national  data  banks

     -     Centralized,  shipping  facilities

     -     Co-operative  advertising


 (C)  PROPOSED  OPERATIONS.

     DESCRIPTION OF FACILITIES. We propose to develop sixteen interconnected, fenced, one acre tracts, each containing a modern, attractive 3,000 square foot metal building equipped with sales counters, showcases, offices and appropriate shelving in the warehousing area. Each tract or "yard" will be leased out to an operator for the operation of an automotive salvage yard dedicated to the sale of parts for one make of automobile. The operator, or "franchisee", of each individual yard will be an independent owner/operator. There will be one central receiving area where vehicles will be purchased, received, assessed and dismantled. All parts of the vehicles will be identified, bar coded and entered into the computer system. Parts which are ready for resale will be forwarded to the appropriate yard, parts requiring overhaul will be forwarded to the rebuild area or an outside rebuilding contractor and unsalvageable parts will be crushed and baled for sale to a recycler.

     PROPOSED LEASING PROGRAM. Each individual yard would be leased as a "specialized" auto parts store at the rate of $1,650 per week for the facility rental plus a franchise fee of 4% of its gross dollar volume. Management estimates that each unit would average $100,000 in sales per month. This estimate, however, was made based on our founder's experience with a stand alone, specialized, one vehicle line salvage operation and does not take into account the advantages of the economies of scale to be afforded by the NetParts.com "mall" concept.

     SERVICES OFFERED TO LESSEES. By establishing a centralized location, with independent auto part specialty stores, in a mall concept, NetParts.com can offer its individual lessees the following:

     - Provide, on a "turn key" basis, properly selected and installed equipment for office, sales counter, warehousing and yard.

     - Provide on a "turn key" basis properly selected and installed computer equipment and software for proper control of sales, inventory and working capital.

     - Provide all permits and licenses required for the operation of a salvage business and assure compliance with all city, county, state and federal environmental and other regulations.


 (D)  THE  MARKET.

     POTENTIAL CUSTOMERS. NetParts.com's potential customer base includes individuals who drive or repair automotive vehicles, automobile dealers, repair facilities, body shops, parts houses and other salvage operations.

     POTENTIAL MARKET. NetParts.com's potential geographical market area includes the entire continental United States from "shipping sales" obtained through the utilization of satellite "Long Line" service and the Internet. Businesses in the United States transact 300 Billion dollars annually over the Internet, an amount larger than the gross national product of the Republic of Argentina and it is growing at the rate of 60% per year. We intend to aggressively target that large and lucrative market. Our "walk-in" trade will be drawn from an area described as a circle within a 75 mile radius of Houston, the country's fourth largest city with a population of over 4,000,000. Our advertising campaigns will be divided between its geographical market area and the Internet.

     COMPETITION Within our "walk-in" market area, there are approximately 150 salvage yards which range in degree of sophistication from computerized automotive parts and recycling yards to "junk yards". There are approximately five specialty yards, two of which were established by our founder to serve as prototypes to test and prove the NetParts.com concept.

     COMPANY'S ADVANTAGES OVER COMPETITION. NetParts.com, Inc. will have competitive advantage over the normal salvage operation as a result of the pooling of resources which is the basis of our concept. Management feels that We will have a competitive edge due in part to:

     APPEAL TO THE CUSTOMER. Our facilities will be better organized, well stocked and most of all cleaner than the traditional salvage yard due to the location of the tear down area being away from the retail sales area.

     CO-OPERATIVE ADVERTISING. Our advertising program will have sixteen times more concentration than that of the average full-line salvage yard, and, due in part to its larger budget, it will be capable of targeting a wider market.

     CO-OPERATIVE ENVIRONMENT. All of the yards within the NetParts.com complex will work together due to the fact that they are not competing against each other.

     REDUCED INVENTORY COSTS. Due to the centralized purchasing and disassembly, the members of the NetParts.com complex will be able to take advantage of "power buying", and more efficient assessment, tear down and insertion into their inventory.

     REDUCED OVERHEAD COSTS. NetParts.com brings greater efficiency to its member yards through centralized services such as: computer system, bar coded inventory, pooled labor, co-op long lines and hot lines, shipping services and many other cost saving services.

     INTERNET SALES. NetParts.com brings greater efficiency to its member yards through centralized Websites and real-time up-dating of parts inventory.

     "HOT LINE" SALES. There are approximately 150 salvage yards in the greater Houston area. These salvage yards work together through the use of a hot line, which is a continuously open circuit connecting each participant to all of the others. When a hot line subscriber needs a specific part for one of his customers, he announces his requirement over the hot line network. If the desired part is in stock at one of the participating dealers, a simple phone call from that dealer completes the sale. We feel that due to our specialized yards, bar coded and computerized parts inventory, real-time Internet inventory up-dates and superior buying power that we will quickly become the area's primary hot line source.

     ANTICIPATED MARKET PENETRATION. The total market potential for a well organized, well advertised, well run combined salvage complex, of the type contemplated, in management's opinion, easily be two to five percent of the local market which would translate to a monthly sales volume of approximately $1,600,000.


 (E)  SPECIAL  FACTORS  AFFECTING  SUCCESS.

     EMPLOYEE RELATIONS. Management has observed, and industry statistics will testify, that there is a very high turn-over rate among the employees of the salvage yards in the Houston area. We intend to be conscientious in our concern for our employees, and to develop a worker environment which will produce a productive and loyal employee who will wish to remain within our work force.

     WORK PLACE ENVIRONMENT. Management intends to create a work environment conducive to productivity, a place where the employee has the most advanced tools and information at his or her fingertips, and the training to take maximum advantage of them. Utilizing this concept, management feels that it can overcome many of the failings of its competitors who are less organized and less concerned about the welfare of their employees.

     BENEFITS PACKAGE. Employees will be able to take advantage of our "cafeteria" style hospitalization packages, which will include company contribution and employee contribution ranging from partial care with deductibles to full care with no deductibles. In addition to hospitalization packages, life plans, retirement plans, and investment plans will be available with Company participation.

     PROFIT SHARING. It is management's intent to include our employees in the economic successes which we believe we will enjoy. In conjunction with its outside auditors, we intend to develop profit sharing plans to reward our employees with cash incentives and/or favorable stock purchase plans.

 (F)  OTHER  ITEMS.

      (1) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (2) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. Minimal expenses will be incurred to have licensed personnel haul away tires and other materials which might create hazards or nuisance if left stacked or stored. We will not engage in changing or draining oil or gasoline or depositing hazardous materials in sewers or drains.

      (3) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have three Officers and Directors.

      (4) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We have encountered no year 2000/2001 compliance problems or issues.


 (G) REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of the common stock of this Registrant, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We own no significant property of our own at this time. Non-exclusive use of offices and telephone is provided to us by our principal consultant. The costs of doing business are believed to be adequately reflected in our financial statements, and are reflected in the billings to us, by our consultant. Please refer to Item 12 of Part III, for more information and disclosure about our principal consultant.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Issuer is not quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets and has never traded in brokerage transactions.

 (B) HOLDERS. There are presently 19 shareholders of the common stock of this Registrant.

 (C) DIVIDENDS. No dividends have been paid by us on the Common Stock or other Stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK FROM INCEPTION. We have one class of securities, our common stock.

     On  April 22, 1999, we issued 5,135,000 shares of common stock, pursuant to section 4(2), to seven affiliate founders at par value $0.001, for organizational services valued at $5,135.00.

     During the period from April 22, 1999 to June 6, 1999, we privately placed and sold 2,000,000 shares of common stock, pursuant to section 4(2), at $0.05, per share to twelve non-affiliate Founders with pre-existing relationships to management, known to management to be sophisticated investors, each afforded full access to information about us and our affairs, of the kind and nature which registration would have provided.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We are a development stage company as defined in Financial Accounting Standards Board Statement No. 7. We are concentrating substantially all of our efforts in raising capital and developing our business in order to generate significant revenues. While we have no immediate need for funding to maintain ourselves in our pre-launch developmental stage, we will require additional capital to launch our business operations and to maintain them until profitability is achieved. This Company has a considerable need for additional funding during the next twelve months. Our objective is to create a centrally located, interconnected group of self sufficient used auto parts outlets specializing in customer convenience and having a large combined stock from which to operate. The first auto parts "supermart", which is to be located in Houston, Texas, will be large enough and efficient enough to become, in management's opinion, the leading supplier of used and remanufactured auto parts in Texas. It is our intention to duplicate the concept in other metropolitan markets. To proceed with this plan, we expect to require $500,000, during the next twelve months, to establish our initial site in Houston. We expect to require $250,000 for initial purchasing and marketing expenses, including inventory, advertising, web-site establishment, maintenance and advertising. We expect to require an additional $250,000 in unspecified working capital to see us through our first year of aggressive operations, until we achieve significant revenues. Accordingly, upon our acceptance for quotation on the OTCBB, we would expect to engage in one or more private or public offerings, with aim of raising a minimum of $1,000,000 to a maximum of $1,125,000.

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

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None immediately. As we launch, additional employees are expected to be required.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. We have not launched operations. We are a development stage company. We have had no revenues to date. Our activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of this 1934 Registration of our common stock for tradeability on the OTCBB.

     We had raised $100,000 in 1999 and have expended virtually all of it during that year, on our organizational expenses, business plan development, legal, professional and auditing. Our expenses for the first five months of 2000 have been related to accounting, and preparation of this 1934 Act Registration Statement.


Balance Sheet:                 December 31    December 31
Selected Information              2000           1999
-------------------------  -------------  -------------
Cash. . . . . . . . . . .  $      1,191   $      8,200
-------------------------  -------------  -------------
Current Assets. . . . . .         1,191          8,200
-------------------------  -------------  -------------
Total Assets. . . . . . .         1,191          8,200
                           =============  =============
Accounts Payable (Note 4)        20,233              0
                           -------------  -------------
Total Liabilities . . . .        20,233              0
                         ------------------------------
Common Stock. . . . . . .         7,135          7,135
Paid-in Capital . . . . .        98,000         98,000
Accumulated Deficit . . .      (124,177)       (96,935)
                         ------------------------------
Total Equity. . . . . . .       (19,042)         8,200
                         ------------------------------
Total Liabilities and . .         1,191          8,200
Equity                   ==============================


(Note 4) During 1999, Intrepid International, our principal consultant, was paid $52,500, for professional services and advances related to our corporation.
During 2000, an additional $27,242 of expenses was incurred by Intrepid. A payable of $20,233 is due as of December 31, 2000.

     Our independent auditor has indicated the following additional material notes to our financial statements:

(Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

(Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.


      (2) RESULTS OF OPERATIONS. We have not launched operations, do not expect to do so before our common stock is quoted on the NQB Pink Sheets or the OTCBB. We have enjoyed our first (non-recurring) revenues in an insubstantial amount. There is only minimal and barely substantial change in our financial condition or operation in year 2000. Our legal and professional expenses were greater in 1999, due to organization, and registration of our common stock pursuant to section  12(g)  of  the  1934  Exchange  Act.


                                                      Inception    Inception
                                          For the      April 21,   April 26,
                                            Years        1999         1999
                                            Ended         To           To
                                          December     December     December
                                             31           31           31
 Operations. . . . . . . . . . . . .        2000         1999         2000
---------------------------------------------------------------------------
 Selected Information
Revenues:. . . . . . . . . . . . . .  $    1,000   $        0   $    1,000
                                      -----------  -----------  -----------
 Total Revenues. . . . . . . . . . .       1,000            0        1,000
General and. . . . . . . . . . . . .     (28,242)     (96,935)    (125,177)
------------------------------------  -----------  -----------  -----------
Administrative
 Total Expenses. . . . . . . . . . .     (28,242)     (96,935)    (125,177)
Net (Loss) . . . . . . . . . . . . .     (27,242)     (96,935)    (124,177)
------------------------------------  -----------  -----------  -----------
Net Loss per share . . . . . . . . .        (.00)        (.01)        (.02)
====================================  ===========  ===========  ===========
Weighted average shares outstanding.   7,135,000    6,796,200    6,965,600


      (3) FUTURE PROSPECTS. We had expected to launch our operations until in year 2000, based on our expectation that we would be able to obtain acceptance for quotation. We have determined that quotation cannot be effected, as a practical matter, before the filing of this annual report. We have yet to establish our specialized auto salvage yards. If we are able to achieve our funding goals, we believe our prospects for success are good. There is, however, no present guaranty that we can attract the funding we need. There is no guaranty that, even if we achieve our funding goals, our program will enjoy public and business acceptance, and prove profitable.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (C) REVERSE ACQUISITION CANDIDATE. We are committed to the realization of our business plan. We are not a candidate for a reverse acquisition transaction.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2000, 1999, and from inception, April 14, 1999, are attached as FA-00. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been reproduced in the preceding Item 6.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are the Directors of Registrant, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

     Donald Jackson Wells, age 58, is the President and Director of NetParts.com, Inc. He has also served as the President of ACX Industries, Inc. since 1988, and is the President for Colonial Industries, Inc. He has over twenty five years experience in all phases of the automobile industry, including nine years as the owner-operator of one of Houston's largest recycling operations, and six years as an independent automobile broker. He has served, on many occasions, as an automotive consultant to banks and financial institutions and as an expert automobile industry witness in court cases. In addition to his affiliation with this corporation, he the owner of Wells Investments, which, through its subsidiaries, is a State of Texas licensed dealer of motorized vehicles. He attended South Texas University and the University of Houston, is a member of the National Automobile Dealers association (NADA), the Houston Automobile Dealers Association, and the Harris County Used Auto and Truck Parts Association.

     Joseph A. Kane, age 60, is the Secretary and Director of NetParts.com, Inc. He has held the position of Secretary and Treasurer with ACX Industries, Inc. since 1990, is also secretary and treasurer of Colonial Industries, Inc. He is an attorney admitted to practice in both State and Federal Courts, and a member of the bar of the Supreme Court of the United States. He is currently serving as chief auditor for a division of a large hotel chain. From 1988 to 1990, he was employed as Director of Operations for a Texas based Life Insurance Company. Previously he was engaged in private practice of law and small business consulting for 14 years. He earned his Bachelor of Science, Business and Economics, from the Illinois Institute of Technology, a Master of Business Administration from Michigan State University, and his Juris Doctor from Loyola University School of Law.

     Larry Wayne Zientek, age 48, is the Treasurer and Director of NetParts, Inc. Mr. Zientek has over twenty years experience in the automobile industry, all of it in the auto salvage business. Since 1989 he has been an independent consultant in the auto salvage business. Mr. Zientek has worked directly with Mr. Wells on automotive consulting projects for the past twelve years. He has worked his way through every job type from his entry-level position to his present position in management. He is a native of Houston, a member of the National Automobile Dealers Association, and the Harris County Used Auto and Truck Parts Association.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Management has devoted only an insubstantial amount of time to date, on the affairs of this corporation. No compensation has been accrued or paid to date, nor has any plan of compensation been adopted as of this time. The costs of doing business are believed to be adequately reflected in our financial statements, and are reflected in the billings to us, by our consultant. Please refer to Item 12 of this Part III, for more information and disclosure about our principal consultant.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE


 Name and Address of Beneficial Owner           Share
                                               Ownership        %
-----------------------------------------------------------------
Donald Jackson Wells. . . . . . . . . . . . .    100,000     0.14
3131 S.W. Freeway #46
Houston TX 77098 President/Director
-----------------------------------------------------------------
Joseph Kane . . . . . . . . . . . . . . . . .    100,000     0.14
3131 S.W. Freeway #46
Houston TX 77098 Secretary/Director
-----------------------------------------------------------------
Larry Wayne Zientec . . . . . . . . . . . . .    100,000     0.14
3131 S.W. Freeway #46
Houston TX 77098 Treasurer/Director
-----------------------------------------------------------------
All Officers and Directors as a Group . . . .    300,000     0.42
Titan Capital, S.A. (1) . . . . . . . . . . .  4,700,000    65.87
P.O. Box 4766-133
Curaco. Netherland, Antilles
-----------------------------------------------------------------
Carol Jean Gehlke, Trustee. . . . . . . . . .    500,000     7.01
Carol Jean Gehlke Living Trust, dtd 2/11/93
210 Lille Lane #317
Newport Beach CA 92663
-----------------------------------------------------------------
Reference Only: Total Issued and Outstanding.  7,135,000   100.00
-----------------------------------------------------------------


(1) The sole Officer and beneficial Owner of the principal shareholder, Titan Capital, S.A. is Leopoldo Kennion Guerrero with dispositive control of the 4,700,000 shares.

 (C) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our principal developmental consultant, Intrepid International, Ltd. is a provider of corporate services to us and bills us regularly on a time-fee basis. The 4,700,000 share issued to Intrepid are for control during development only. They are expected to be cancelled in whole or in part, and are not subject to resale without registration. Intrepid is incorporated in the State of Nevada. Intrepid provides its services on a negotiated time/fee basis no less favorable to us than could be obtained commercially from unrelated third parties. Intrepid does not provide services for commissions based upon the success or failure of any corporate program, and Intrepid is not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid are not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds of current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets. Accordingly, the mission of Intrepid is to assist us in avoiding costly mistakes and pitfalls in corporate management, going public, being public, and in handling the various different relationships with professionals and the public which are appropriate, practical, efficient and cost-effective in managing ourself as a public corporation.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

--------------------------------------------------------------------------------
                                     Exhibit
                                      Table
--------------------------------------------------------------------------------
#          Table  Category  /  Description  of  Exhibit             Page  Number
--------------------------------------------------------------------------------
[3]   ARTICLES/CERTIFICATES  OF  INCORPORATION,  AND  BY-LAWS
--------------------------------------------------------------------------------
3.1      Articles of Incorporation of the Registrant                          16
3.2      By-Laws of this Registrant                                           19
--------------------------------------------------------------------------------
                             FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
FA-00     Audited  Financial  Statements  for the years ended December 31, 2000,
          1999.                                                               27
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  March  15,  2001
                               NETPARTS.COM, INC.

                                       by



/s/Donald Jackson Wells        /s/Larry Wayne Zientek       /s/Joseph A. Kane
   Donald  Jackson  Wells         Larry  Wayne  Zientek        Joseph  A.  Kane
   president/director             treasurer/director         secretary/director

                                       15


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                  ARTICLES OF INCORPORATION: NETPARTS.COM, INC.
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                               NETPARTS.COM, INC.



     ARTICLE  .  The  name  of  the  Corporation  is  NETPARTS.COM,  INC.

     ARTICLE I. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

     ARTICLE II. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE III. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE IV. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE V. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VI. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

April  20,  1999.


                               /s/ William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       18


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                                     BY-LAWS:
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                               NETPARTS.COM, INC.
                              A NEVADA CORPORATION


                                    ARTICLE I
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of June in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.


                                   ARTICLE IV
                                    OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.


                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.


                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,

this  day  of  April  21,  1999.


                               /s/ Joseph A. Kane
                                 Joseph A. Kane
                                    Secretary

                                       27


--------------------------------------------------------------------------------
                                      FA-00

                          AUDITED FINANCIAL STATEMENTS
                                        OF
                                NETPARTS.COM, INC

         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND FROM INCEPTION.
--------------------------------------------------------------------------------

                                       28


--------------------------------------------------------------------------------
                               NETPARTS.COM, INC.

                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                    CONTENTS

Independent  Auditor's  Report                                                31

Balance  Sheet                                                                32

Statements  of  Operations                                                    33

Statements  of  Stockholders'  Equity                                         34

Statements  of  Cash  Flows                                                   35

Notes  to  the  Financial  Statements                                         36

                          Independent Auditors' Report


To  the  Board  of  Directors
and  Stockholders  of
NetParts.Com,  Inc.

We have audited the accompanying balance sheet of NetParts.Com, Inc. (a development stage company) (a Nevada corporation) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on April 21, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetParts.Com, Inc. as of December 31, 2000 and1 999 and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 and from inception on April 21, 1999 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
March  14,  2001

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                           December  31,
                                                   2000                  1999
--------------------------------------------------------------------------------

                            ASSETS
Current  Assets
    Cash                           $            1,191          $           8,200
                                   ---------------------------------------------
      Total  Current  Assets                    1,191                      8,200
      Total Assets                 $            1,191          $           8,200
                                   =============================================

           LIABILITIES  &  STOCKHOLDERS'  EQUITY

Current  Liabilities
Accounts  payable-related
party (Note 4)                     $          20,233           $               0
                                   ---------------------------------------------
        Total  Liabilities                         0                           0

Stockholders'  Equity
Common stock, par value $.001; 100,000,000
shares authorized, 7,135,000 shares issued
and outstanding                                7,135                       7,135
Additional  paid-in  capital                  98,000                      98,000
Deficit accumulated during
the development  stage                      (124,177)                   (96,935)
                                   ---------------------------------------------
Total  Stockholders'  Equity                 (19,042)                      8,200
                                   ---------------------------------------------
Total Liabilities and
Stockholders' Equity               $           1,191           $           8,200
                                   =============================================

The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                          From
                                                                       Inception
                                      For  the      From  April      (April  21,
                                    Year  ended    21, 1999 to         1999) to
                                   December  31,   December  31,     December31,
                                      2000              1999             2000
--------------------------------------------------------------------------------

Revenue                           $       1,000   $           0    $       1,000
                                  ----------------------------------------------
General and administrative expenses      28,242          96,935          125,177
                                  ----------------------------------------------
Net  income  (loss)               $     (27,242)  $     (96,935)   $   (124,177)
                                  ==============================================
Net income (loss) per share       $        (.00)  $        (.01)   $       (.02)
                                  ==============================================
Weighted  average
outstanding shares                    7,135,000       6,796,200        6,965,600
                                  ==============================================

The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 21, 1999 (Inception)
                            through December 31, 2000


                                                                                            Deficit
                                                                                          Accumulated
                                                                         Additional       During  the
                                            Common  Stock                 paid-in         Development
                                       Shares             Amount           capital            Stage
-----------------------------------------------------------------------------------------------------

Balance at inception April 21, 1999             0   $            0     $           0  $             0

Shares issued for services
during  1999                            5,135,000            5,135                 0                0

Shares issued for cash during 1999      2,000,000            2,000            98,000                0

Net Loss for the period
ended December 31, 1999                         0                0                 0         (96,935)

Balance  December 31, 1999              7,135,000            7,135            98,000         (96,935)

Net Loss for the year
ended December 31, 2000                         0                0                 0         (27,242)
                                        -------------------------------------------------------------
Balance  December  31,  2000            7,135,000     $      7,135     $      98,000  $     (124,177)
                                        =============================================================

The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                              For the Period Ended

                                                                       From
                                                                     Inception
                                     For  the      From  April      (April  21,
                                   Year  Ended     21, 1999 to       1999)  to
                                   December  31,   December  31,   December  31,
                                       2000            1999            2000
--------------------------------------------------------------------------------

Cash  Flow  Used  By  Operations:
Net  Loss                        $     (27,242)  $     (96,935)  $     (124,177)
Adjustment to reconcile net loss to
net cash used by Operations:
Increase  in  accounts  payable         20,233               0           20,233
Stock issued for services                    0           5,135            5,135
                                  ---------------------------------------------
Net  Cash  Flows  Used  in
Operating  Activities                  (7,0090)        (91,800)        (98,809)
                                  ---------------------------------------------
Cash  Flow  Used  For
Investing  Activities                        0               0               0
                                 ----------------------------------------------
Cash  Flow  From  Financing  Activities
Shares  issued  for  cash                    0         100,000         100,000
                                 ----------------------------------------------
Increase  (Decrease) in Cash            (7,009)          8,200           1,191

Cash-Beginning  of  Period               8,200               0               0
                                 ----------------------------------------------
Cash-End  of  Period             $       1,191  $        8,200  $        1,191
                                 ==============================================
Supplemental  Cash  Flow  Information:
Cash  Paid  for:
Interest                         $           0  $            0  $            0
Taxes                            $           0  $            0  $            0

Non-Cash  Financing  Activities

     The Company issued 5,135,000 shares of common stock for organization costs. These costs were valued at $5,135 and expensed in 1999.

The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

NOTE  1  -     SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

       NetParts.Com, Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 21, 1999. The Company is organized to create a series of 16 specialized auto salvage yards whereby the salvageable components will be inventoried on a computer and listed on the internet.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $124,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

    Deferred tax assets and the valuation account is as follows at December 31, 2000.

     Deferred  tax  asset:
        NOL  carrryforward                              $      31,000
     Valuation  allowance                                     (31,000)
                                                        --------------
     Total                                              $           0
                                                        ==============

                              NETPARTS.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     f.  Organization  Cost

     The Company incurred $5,135 of organization costs in 1999. These costs, which were paid by shareholders of the Company, were exchanged for 5,135,000 shares of common stock. These costs were expensed in 1999 and will be recovered only if the Company is able to generate positive cash flow from operations.

NOTE  2  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY

  The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE  4-  RELATED  PARTY

   During 1999, Intrepid International, a major shareholder, was paid $52,500 for professional services rendered to the Company.

            During 2000, an additional $27,242 of expenses were incurred by Intrepid. A payable of  $20,233  is  due  to  this  related  party  at  December  31,  2000.

