Form 10QSB
period 2001-03-31
NETPARTS COM
filed 2001-05-10
CIK 1098343

--------------------------------------------------------------------------------
                              Donald Jackson Wells
                                    PRESIDENT
                               NetParts.com, Inc.
                           3131 Southwest Freeway #46
                              Houston, Texas, 77098
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                        Commission File Number:  0-30891



                               NETPARTS.COM, INC.
             (Exact name of Registrant as specified in its charter)

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


As of March 31, 2001, 7,135,000 shares of Common Stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.



THE  REMAINDER  OF  THIS  PAGE  LEFT  INTENTIONALLY  BLANK.

                               NETPARTS.COM, INC.
                                  BALANCE SHEET
                      December 31, 2000 and March 31, 2001

                                                            March 31,    December 31,
                                                              2001            2000
                                                           (Unaudited)
--------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,164   $       1,191
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .       1,164           1,191
                                                        -----------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $    1,164   $       1,191
                                                        ===========  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $   26,762   $      20,233
                                                        -----------  --------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .      26,762          20,233
                                                        -----------  --------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,135,000 shares. .       7,135           7,135
Additional paid-in capital . . . . . . . . . . . . . .      98,000          98,000
Accumulated equity (deficit) . . . . . . . . . . . . .    (130,733)       (124,177)
Total Stockholders' Equity . . . . . . . . . . . . . .     (25,598)        (19,042)
                                                        -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $    1,164   $       1,191
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                             March 31, 2000 and 2001

                                                                       From
                                                                     Inception
                                     From January    From January     (April
                                      1, 2001 to.    1, 2000 to     21, 1999) to
                                       March 31,      March 31,      March 31,
                                         2001           2001          2001
                                   --------------  --------------  -----------
Revenues. . . . . . . . . . . . .  $           0   $           0   $    1,000
                                   --------------  --------------  -----------
General & Administrative Expense.          6,556          10,405      131,733
                                   --------------  --------------  -----------
Net Loss from Operations. . . . .         (6,556)        (10,405)    (130,733)
                                   --------------  --------------  -----------
Net Income (Loss) . . . . . . . .        ($6,556)       ($10,405)   ($130,733)
                                   ==============  ==============  ===========
Loss per Share. . . . . . . . . .  $    (0.00092)  $    (0.00146)  $ (0.01909)
                                   ==============  ==============  ===========
Weighted Average
    Shares Outstanding. . . . . .      7,135,000       7,135,000    6,846,475
                                   ==============  ==============  ===========

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
            From inception (April 21, 1999) through December 31, 1999
                   For the fiscal year ended December 31, 2000
                     And for the period ended March 31, 2000

                                  Additional  Accumulated   Total Stock-
                                  Common      Par           Paid-In        Equity       holders' Equity
                                  Stock       Value         Capital          (Deficit)          (Deficit)
                                  ----------  ------------  -------------  -----------  -----------------
Common Stock issued at inception   5,135,000  $      5,135  $           0  $        0   $          5,135
Sale of Common Stock for
     $0.05 per share . . . . . .   2,000,000         2,000         98,000           0                  0
Net loss during period . . . . .           0             0              0     (96,935)                 0
                               --------------------------------------------------------------------------
Balance at December 31, 1999 . .   7,135,000  $      7,135  $      98,000    ($96,935)  $          8,200
Net loss during period . . . . .           0             0              0     (27,242)                 0
                               --------------------------------------------------------------------------
Balance at December 31, 2000 . .   7,135,000  $      7,135  $      98,000   ($124,177)          ($19,042)
Net loss during period . . . . .           0             0              0      (6,556)                 0
                               --------------------------------------------------------------------------
Balance at March 31, 2001. . . .   7,135,000  $      7,135  $      98,000   ($130,733)          ($25,598)

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                             March 31, 2000 and 2001

                                                                     From
                                                                  Inception
                                  From January    From January     (April
                                  1, 2001 to       1, 2000 to    21, 1999) to
                                    March 31,       March 31,     March 31,
                                      2001            2000          2001
                                 --------------  --------------  -----------

Operating Activities
Net Income (Loss)                   ($6,556)       ($10,405)     ($130,733)
Items not affecting cash:
Increase in accounts payable         6,529           3,405         26,762
Stock issued for services              0               0            5,135
                                 --------------  --------------  -----------
Net Cash from Operations              (27)          (7,000)       (98,836)
Cash from financing activities
Sale of Common Stock                   0               0           100,000
                                 --------------  --------------  -----------
Cash Increase (Decrease)              (27)          (7,000)         1,164
Beginning Cash                       1,191           8,200            0
Cash as of Statement Date            $1,164          $1,200        $1,164
                                 ==============  ==============  ===========

   The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2001




NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     We refer to Notes to our audited financial statements previously filed with Form 10-KSB.

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

      (3) FUTURE PROSPECTS. We had expected to launch our operations in year 2000, based on our expectation that we would be able to obtain acceptance for quotation. We have determined that quotation cannot be effected, as a practical matter, before the filing of this annual report. We have yet to establish our specialized auto salvage yards. If we are able to achieve our funding goals, we believe our prospects for success are good. There is, however, no present guaranty that we can attract the funding we need. There is no guaranty that, even if we achieve our funding goals, our program will enjoy public and business acceptance, and prove profitable.

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

                           PART II: OTHER INFORMATION



ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May 9,  2001

                               NETPARTS.COM, INC.

                                       by




/S/Donald  Jackson  Wells              /S/Joseph  A.  Kane
   Donald  Jackson  Wells                 Joseph  A.  Kane
   president/director                     secretary/treasurer/director

