Form 10QSB
period 2001-06-30
NETPARTS COM
filed 2001-07-19
CIK 1098343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


                        Commission File Number:  0-30891


                               NETPARTS.COM, INC.
        (Exact name of small business issuer as specified in its charter)


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


As of June 30, 2001, 7,135,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                                        1


                                       NETPARTS.COM, INC.
                                         BALANCE SHEETS
                               December 31, 2000 and June 30, 2001

                                                          June 30,     December 31,
                                                            2001           2000
                                                        (Unaudited)
                                 ASSETS
CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . .  $     1,146   $   1,191
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .        1,146       1,191
                                                        ------------  ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $     1,146   $   1,191
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    33,646   $  20,233
                                                        ------------  ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       33,646      20,233
                                                        ------------  ----------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,135,000 shares. .        7,135       7,135
Additional paid-in capital . . . . . . . . . . . . . .       98,000      98,000
Accumulated equity (deficit) . . . . . . . . . . . . .     (137,635)   (124,177)
Total Stockholders' Equity . . . . . . . . . . . . . .      (32,500)    (19,042)
                                                        ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $     1,146   $   1,191
                                                        ============  ==========

                   The accompanying notes are an integral part
                          of these financial statements.

                                        2


                                NETPARTS.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    for the periods ended June 30, 2000 and
                                      2001

                                                                                    From
                                                                                  Inception on
                               From April  From April  From January  From January  April 21,
                              1, 2001 to  1, 2000 to   1, 2001 to    1, 2000 to  1999 through
                               June 30,     June 30,     June 30,     June 30,     June 30,
                                2001         2000         2001         2000           2001
                             -----------  -----------  -----------  -----------  ----------
Revenues. . . . . . . . . .  $      -0-   $      -0-   $      -0-   $      -0-   $   1,000
                             -----------  -----------  -----------  -----------  ----------
General and Administrative
    Expenses. . . . . . . .       6,902        5,000       13,458       15,700     138,644
                             -----------  -----------  -----------  -----------  ----------
Net Loss from Operations. .      (6,902)      (5,000)     (13,458)     (15,700)   (137,644)
Net Income (Loss) . . . . .  $   (6,902)  $   (5,000)  $  (13,458)  $  (15,700)  $(137,644)
                             ===========  ===========  ===========  ===========  ==========
Loss per Share. . . . . . .  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)  $   (0.20)
                             ===========  ===========  ===========  ===========  ==========
Weighted Average
    Shares Outstanding. . .   7,135,000    7,135,000    7,135,000    7,135,000     695,600
                             ===========  ===========  ===========  ===========  ==========

                         The accompanying notes are an integral part
                               of these financial statements.

                                        3


                                         NETPARTS.COM, INC.
                                      STATEMENTS OF CASH FLOWS
                                       June 30, 2000 and 2001

                                                             From
                                                           Inception
                               From January From January    (April
                                 1, 2001 to  1, 2000 to  21, 1999) to
                                  June 30,    June 30,      June 30,
                                    2001       2000           2001
                                  ---------  ---------  ----------
Operating Activities
Net Income (Loss). . . . . . . .  $(13,458)  $(15,700)  $(137,635)
Items not affecting cash:
Increase in accounts payable . .    13,413      8,700      33,646
      Stock issued for services.         0          0       5,135
                                  ---------  ---------  ----------
Net Cash from Operations . . . .       (45)    (7,000)    (98,854)
Cash from financing activities
Sale of Common Stock . . . . . .         0          0     100,000
                                  ---------  ---------  ----------
Cash Increase (Decrease) . . . .       (45)    (7,000)      1,146
Beginning Cash . . . . . . . . .     1,191      8,200         -0-
Cash as of Statement Date. . . .  $  1,146   $  1,200   $   1,146
                                  =========  =========  ==========

                        The accompanying notes are an integral part
                              of these financial statements.

                                        4


                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2000.

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

                                        5


              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Financial Condition. We have not launched operations. We are a development stage company. We have had no revenues to date. Our activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of this 1934 Registration of our common stock for tradability on the OTCBB.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  16,  2001

                               NETPARTS.COM, INC.

                                       by




/s/Donald  Jackson  Wells                 /s/Joseph  A.  Kane
   Donald  Jackson  Wells                    Joseph  A.  Kane
   president/director                        secretary/treasurer/director

                                        6