Form 10QSB
period 2001-09-30
NETPARTS COM
filed 2001-11-09
CIK 1098343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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


As of September 30, 2001, 7,135,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                               NETPARTS.COM, INC.
                                 BALANCE SHEETS
                    December 31, 2000 and September 30, 2001

                                                        September 30,      December 31,
                                                            2001              2000
--------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0        $   1,191
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0            1,191
                                                        ------------       ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0        $   1,191
                                                        ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    34,039        $  20,233
                                                        ------------       ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       34,039           20,233
                                                        ------------       ----------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,135,000 shares. .        7,135            7,135
Additional paid-in capital . . . . . . . . . . . . . .       98,000           98,000
Accumulated equity (deficit) . . . . . . . . . . . . .     (139,174)        (124,177)
Total Stockholders' Equity . . . . . . . . . . . . . .      (34,039)         (19,042)
                                                        ------------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $         0        $   1,191
                                                        ============       ==========

    The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                           September 30, 2000 and 2001

                                                              From
                                                           Inception
                                      From January           (April
                                       1, 2001 to         21, 1999) to
                                      September 30,  ,   September 30,
                                     2001        2000         2001
                                  ----------  ----------  -----------
Operating Activities
Net Income (Loss). . . . . . . .   ($14,997)   ($15,700)   ($139,174)
Items not affecting cash:
Increase in accounts payable . .     13,806       8,700       34,039
      Stock issued for services.          0           0        5,135
                                  ----------  ----------  -----------
Net Cash from Operations . . . .     (1,191)     (7,000)    (100,000)
Cash from financing activities
Sale of Common Stock . . . . . .          0           0      100,000
                                  ----------  ----------  -----------
Cash Increase (Decrease) . . . .     (1,191)     (7,000)           0
Beginning Cash . . . . . . . . .      1,191       8,200          -0-
Cash as of Statement Date. . . .  $       0   $   1,200   $        0
                                  ==========  ==========  ===========

    The accompanying notes are an integral part of these financial statements.

                                       NETPARTS.COM, INC.
                              STATEMENTS OF OPERATIONS (UNAUDITED)
                       for the periods ended September 30, 2000 and 2001

                                                                                       From
                                                                                   Inception on
                                          From July              From January        April 21,
                                         1, 2001 to               1, 2000 to        1999 through
                                        September 30,     ,      September 30,      September 30,
                                     2001         2000         2001         2000         2001
                                  -----------  -----------  -----------  -----------  -----------
Revenues. . . . . . . . . .       $        0   $        0   $        0   $        0   $    1,000
                                  -----------  -----------  -----------  -----------  -----------
General and Administrative
Expenses                               1,539        5,000       14,997       15,700      140,174
                                  -----------  -----------  -----------  -----------  -----------
Net Loss from Operations              (1,539)      (5,000)     (14,997)     (15,700)    (139,174)
Net Income (Loss)                 $  ($1,539)     ($5,000)    ($14,997)    ($15,700)   ($139,174)
                                  ===========  ===========  ===========  ===========  ===========
Loss per Share. . . . . . .       $     0.00   $     0.00   $     0.00   $     0.00   $     0.20
                                  ===========  ===========  ===========  ===========  ===========
Weighted Average
    Shares Outstanding             7,135,000    7,135,000    7,135,000    7,135,000      695,600
                                  ===========  ===========  ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2001

NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. We have not launched operations or achieved our funding goals during 2001, due to the impact of market and economic decline of the past six months. Our start up venture must be postponed until a more favorable economy and market conditions recover. We have essentially suspended developmental efforts for the remainder of 2001.

     Secondary and tertiary auto markets are derivatives of the primary market for new cars and trucks. While we note that since September 11, 2001, auto manufacturers have been selling at massive discounts to support their dealers, we do not see how such a trend can be sustainable. We expect an automobile recession in the first quarter of 2002. It is foreseeable that a business such as ours may have to await the second quarter of 2002 for conditions favorable to our funding and launch.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have not launched operations. We are a development stage company. We have had minimal revenues to date. Our General and Administrative activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of this 1934 Registration of our common stock for tradeability on the OTCBB. Due to our current lack of business development, our realization of quotation on OTCBB is doubtful now, and may be delayed by the Staff of the NASD. It is doubtful that we can become attractive to our potential investors before our common stock is quotable.



                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  November  9,  2001
                               NETPARTS.COM, INC.

                                       by




/s/Donald  Jackson  Wells              /s/Joseph  A.  Kane
   Donald  Jackson  Wells                 Joseph  A.  Kane
   president/director                     secretary/treasurer/director