Form 10KSB
period 2001-12-31
NETPARTS COM
filed 2002-03-21
CIK 1098343

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30891


                      For the Year ended December 31, 2001

                               NETPARTS.COM, INC.

Nevada                                                                91-1980526
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


3131  Southwest  Freeway  #36,  Houston  TX                                77098
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (713)  522-7550


Securities registered pursuant to Section 12(g) of the Act: Common Voting Equity Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of 12/31/01, the number of shares of common stock outstanding was 7,135,000.

As of 12/31/01, the number of shares held by non-affiliates was approximately 2,235,000 shares.


                        Exhibit Index is found on page 10

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Form  and  Year  of  Organization                                   3
      (b)  Our  Business  Plan                                                 3
      (c)  Reporting  Under  The  1934  Act                                    3

Item  2.  Description  of  Property                                            4

Item  3.  Legal  Proceedings                                                   4

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          4

PART  II                                                                       4

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               4
      (a)  Market  Information                                                 4
      (b)  Holders                                                             4
      (c)  Dividends                                                           4
      (d)  Sales  of  Unregistered  Common  Stock  2001                        4

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        4
      (a)  Plan  of  Operation                                                 4
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          4
      (c)  Reverse  Acquisition  Candidate                                     7

Item  7.  Financial  Statements                                                7

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           8

PART  III                                                                      8

Item  9.  Directors and Executive Officers, Promoters  and  Control Persons    8

Item  10.  Executive  Compensation                                             9

Item  11.  Security Ownership of Certain Beneficial Owners and Management      9

Item  12.  Certain  Relationships  and  Related  Transactions                 10

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   10
      (a)  Financial  Statements                                              10
      (b)  Form  8-K  Reports                                                 10
      (c)  Exhibits                                                           10

                                  INTRODUCTION


     Our  Form  10SB  was  filed  voluntarily  about  June 26, 2000, pursuant to
Section 12(g) of the Securities Exchange Act of 1934, and became effective by operation of law sixty days later, on or about August 28, 2000. Our Form 10SB has now cleared Comments by the Staff of the SEC. Our first Quarterly reporting began in our third quarter, which ended September 30, 2000. We registered our common stock under the 1934 Act in order to comply with the requirements of the National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our common stock was approved for quotation on the OTCBB on February 20, 2002 but has not traded in brokerage transactions, as of the preparation of this Report. The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. We wish to report and provide disclosure voluntarily, and will file periodic reports in the event that our obligation to file such reports is suspended under the Exchange Act. We anticipate no contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) FORM AND YEAR OF ORGANIZATION. Our Corporation, NetParts.com, Inc., was duly incorporated in Nevada on April 21, 1999, with the intention of creating a series of 16 specialized auto salvage yards. We have issued a total of 7,135,000 shares of common stock to seven founders and twelve investors. The founders share were issued on or about April 22, 1999. Please refer to Item 5 of Part II, Sales of Unregistered Common Stock, for more information.

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

     Our business plan is unchanged from our last Annual Report and is not repeated verbatim. We have not launched our operations. Please see Part II, Item 6, Management's Discussion and Analysis.

 (C) REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of the common stock of this Registrant, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We own no significant property of our own at this time. Non-exclusive use of offices and telephone is provided to us by our principal consultant, for which we are billed. The costs of doing business are believed to be adequately reflected in our financial statements.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and has never traded in brokerage transactions as of the preparation of this Report.

 (B) HOLDERS. There are presently 39 shareholders of the common stock of this Registrant.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2001.  None.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our last Annual Report. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. We have not launched operations or achieved our funding goals during 2001, due to the impact of market and economic decline of the past six months. Our start up venture must be postponed until a more favorable economy and market conditions recover. We have suspended developmental efforts for the second half of 2001.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. We have not launched operations. We are a development stage company. We have had no revenues to date. Our activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of this 1934 Registration of our common stock for tradeability on the OTCBB, and submission for quotation on the OTCBB.

Balance Sheet:                  December 31    December 31   December 31
Selected Information. . . . .          2001           2000          1999
-------------------------------------------------------------------------
Cash. . . . . . . . . . . . .                $      1,191   $      8,200
-----------------------------  -------------  ------------- -------------
Current Assets. . . . . . . .             0          1,191         8,200
Total Assets. . . . . . . . .             0          1,191         8,200
                               -------------  -------------  ------------
Accounts Payable. . . . . . .           400              0             0
                               =============  =============  ============
Accounts Payable (Note 4) . .        42,019         20,233             0
Total Liabilities . . . . . .        42,419         20,233             0
Common Stock. . . . . . . . .         7,135          7,135         7,135
                               -------------  -------------  ------------
Paid-in Capital . . . . . . .        98,000         98,000        98,000
Accumulated Deficit . . . . .      (147,554)      (124,177)      (96,935)
Total Equity. . . . . . . . .       (42,419)       (19,042)        8,200
Total Liabilities and Equity.             0          1,191         8,200
                               -------------  -------------  ------------



     (Note 4) During 2000, an additional $27,242 of expenses was incurred by Intrepid. A payable of $20,233 is due as of December 31, 2000. and during 2001 an additional $21,786 of expenses were incurred by Intrepid. The related-party payable due to them totaled $42,019 at December 31, 2001.

     Our  financial  statements contain the following additional material notes:

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

      (2) RESULTS OF OPERATIONS. We have not launched operations and have not expected to do so before our common stock is quoted on the NQB Pink Sheets or the OTCBB. Clearance for OTCBB quotation came on February 20, 2002, after the period of this Report. We have enjoyed our first (non-recurring) revenues in an insubstantial amount. There is only minimal and barely substantial change in our financial condition or operation in year 2001. Our legal and professional expenses were greater in 2000, due to organization, and submission for quotation on the OTCBB.


                                                                           Inception
                                                               April 21,    April 21,
                              For the Year   For the Year       1999          1999
                                 ended           ended           to            to
                              December 31     December 31    December 31   December 31
                                 2001            2000           1999          2001
---------------------------------------------------------------------------------------
 Operations
 Selected Information
Revenues: . . . . . . . . .             0   $       1,000   $          0   $    1,000
                             -------------  --------------  -------------  -----------
 Total Revenues . . . . . .             0           1,000              0        1,000
General and Administrative.       (23,377)        (28,242)       (96,935)    (148,554)
---------------------------  -------------  --------------  -------------  -----------
 Total Expenses . . . . . .       (23,377)        (28,242)       (96,935)    (148,554)
Net (Loss). . . . . . . . .       (23,377)        (27,242)       (96,935)    (147,554)
---------------------------  -------------  --------------  -------------  -----------
Net Loss per share. . . . .          (.00)           (.00)          (.01)        (.02)
======================================================================================
Weighted average shares . .                     7,135,000      6,796,200    6,965,600
Outstanding
======================================================================================


      (3) FUTURE PROSPECTS. We had expected to launch our operations in year 2001, based on our expectation that we would be able to obtain acceptance for quotation. We have yet to establish our specialized auto salvage yards. If we are able to achieve our funding goals, we believe our prospects for success are good. There is, however, no present guaranty that we can attract the funding we need. There is no guaranty that, even if we achieve our funding goals, our program will enjoy public and business acceptance, and prove profitable.

     There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (C) REVERSE ACQUISITION CANDIDATE. We are committed to the realization of our business plan. We are not a candidate for a reverse acquisition transaction.

                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission. Please see Exhibit 99.1 for the December 31, 2001 Audit Committee Report.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2001, 2000, and from inception, April 14, 1999, are included and provided as Attachment FA-01. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced in the preceding Item 6.


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

     Donald Jackson Wells, age 59, is the President and Director of NetParts.com, Inc. He has also served as the President of ACX Industries, Inc. since 1988, and is the President for Colonial Industries, Inc. He has over twenty five years experience in all phases of the automobile industry, including nine years as the owner-operator of one of Houston's largest recycling operations, and six years as an independent automobile broker. He has served, on many occasions, as an automotive consultant to banks and financial institutions and as an expert automobile industry witness in court cases. In addition to his affiliation with this corporation, he is the owner of Wells Investments, which, through its subsidiaries, is a State of Texas licensed dealer of motorized vehicles. He attended South Texas University and the University of Houston, is a member of the National Automobile Dealers association (NADA), the Houston Automobile Dealers Association, and the Harris County Used Auto and Truck Parts Association.

     Joseph A. Kane, age 61, is the Secretary and Director of NetParts.com, Inc. He has held the position of Secretary and Treasurer with ACX Industries, Inc. since 1990, is also secretary and treasurer of Colonial Industries, Inc. He is an attorney admitted to practice in both State and Federal Courts, and a member of the bar of the Supreme Court of the United States. He is currently serving as chief auditor for a division of a large hotel chain. From 1988 to 1990, he was employed as Director of Operations for a Texas based Life Insurance Company. Previously he was engaged in private practice of law and small business consulting for 14 years. He earned his Bachelor of Science, Business and Economics, from the Illinois Institute of Technology, a Master of Business Administration from Michigan State University, and his Juris Doctor from Loyola University School of Law.


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

     SUMMARY COMPENSATION, TABLE A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation ' 228.402.


                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Donald Jackson Wells,     2001         0           0            0        0          0       0         0
----------------------------------------------------------------------------------------------------------|
President . . . . . .     2000         0           0            0        0          0       0         0
----------------------------------------------------------------------------------------------------------|
                          1999         0           0            0        0          0       0         0
----------------------------------------------------------------------------------------------------------|

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock, along with the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

                                  COMMON STOCK


 Name and Address of Beneficial Owner            Share
                                               Ownership      %
-----------------------------------------------------------------
Donald Jackson Wells. . . . . . . . . . . . .    100,000     0.14
3131 S.W. Freeway #46
Houston TX 77098 President/Director
-----------------------------------------------------------------
Joseph Kane . . . . . . . . . . . . . . . . .    100,000     0.14
3131 S.W. Freeway #46
Houston TX 77098 Secretary/Director
-----------------------------------------------------------------
All Officers and Directors as a Group . . . .    200,000     0.28
-----------------------------------------------------------------
Titan Capital, S.A. (1) . . . . . . . . . . .  4,700,000    65.87
P.O. Box 4766-133
Curaco. Netherland, Antilles
-----------------------------------------------------------------
Carol Jean Gehlke, Trustee. . . . . . . . . .    500,000     7.01
Carol Jean Gehlke Living Trust, dtd 2/11/93
210 Lille Lane #317
Newport Beach CA 92663
-----------------------------------------------------------------
Reference Only: Total Issued and Outstanding.  7,135,000   100.00
-----------------------------------------------------------------


(1) The sole Officer and beneficial Owner of the principal shareholder, Titan Capital, S.A. is Leopoldo Kennion Guerrero with dispositive control of the 4,700,000 shares. These shares are subject to restriction more restrictive than Rule 144, and are not presently subject to resale in any amount of shares, without registration.

(A) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our principal developmental consultant was Intrepid International, Ltd. a provider of corporate services to us and billing us regularly on a time-fee basis. The 4,700,000 share issued to Intrepid were for control during development only. Those shares have since been transferred, for continuation of the same limited purpose, to Titan Capital, S.A. This control block is expected to be cancelled in whole or in substantial part, and are not subject to resale without registration. The relationship with Intrepid ceased on August 31, 2001, when Intrepid ceased to provide corporate services to clients. The principals of Intrepid International Ltd. were Kirt James and J. Dan Sifford. Neither of those persons continue as affiliates of NetParts.com, Inc.

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A) FINANCIAL STATEMENTS. Attachment FA-01: Audited Financial Statements for the years ended December 31, 2001, 2000 and Inception.

 (B)  FORM  8-K  REPORTS.  None.

 (C) EXHIBITS. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2000, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.



Exhibit  99.1  -  Audit  Committee Report for the year ending December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  March  19,  2002

                               NETPARTS.COM, INC.

                                       by

/s/Donald Jackson Wells      /s/Joseph Kane
   Donald  Jackson  Wells       Joseph Kane
   president/director           Secretary / Director

--------------------------------------------------------------------------------
                                ATTACHMENT FA-01


                          AUDITED FINANCIAL STATEMENTS
                                        OF
                                NETPARTS.COM, INC

                               FOR THE YEARS ENDED
                             DECEMBER 31, 2001, 2000
                               AND FROM INCEPTION.
--------------------------------------------------------------------------------

                               NETPARTS.COM, INC.

                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2001 and 2000

                                    CONTENTS

Independent  Auditor's  Report                      14

Balance  Sheet                                      15

Statements  of  Operations                          16

Statements  of  Stockholders'  Equity               17

Statements  of  Cash  Flows                         18

Notes  to  the  Financial  Statements               19

                          Independent Auditors' Report


To  the  Board  of  Directors
and  Stockholders  of
NetParts.Com,  Inc.

We have audited the accompanying balance sheets of NetParts.Com, Inc. (a development stage company) (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on April 21, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetParts.Com, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception on April 21, 1999 through December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                 December  31,
                                               2001         2000

                          ASSETS

Current  Assets
    Cash                                 $        -     $      1,191

      Total  Current  Assets                      -            1,191

      Total  Assets                      $        -     $      1,191


          LIABILITIES  &  STOCKHOLDERS'  EQUITY


Current  Liabilities
     Accounts  payable                   $   50,598               -
     Accounts payable-related
     party (Note 4)                          33,824     $    20,233

        Total  Liabilities                   84,422          20,233

Stockholders'  Equity

Common stock, par value $.001; 100,000,000
shares authorized, 7,135,000 and 7,135,000
shares issued and outstanding,
respectively                                  7,135          7,135
Additional  paid-in  capital                 98,000         98,000
Deficit accumulated during
the development stage                      (189,557)      (124,177)

Total  Stockholders'  Equity                (84,422)       (19,042)

       Total Liabilities
       and Stockholders' Equity         $         -   $      1,191
                                        ===========================

  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                           From
                                                                         Inception
                                               For  the                 (April  21,
                                             Year  ended                 1999)  to
                                             December  31,             December  31,
                                        2001              2000             2001
Revenue                           $          -      $        1,000      $      1,000
General and administrative expenses     65,380              28,242           190,557
Net  income  (loss)               $    (65,380)     $      (27,242)     $   (189,557)
                                  ==================================================
Net income (loss) per share       $       (.01)     $         (.00)     $       (.04)
                                  ===================================================
Weighted average
outstanding shares                   7,135,000           7,135,000         4,529,500
                                  ===================================================

  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 21, 1999 (Inception)
                            through December 31, 2001

                                                                                   Deficit         Accumulated
                                                                                  Additional      During  the
                                                      Common  Stock                 paid-in       Development
                                                  Shares           Amount           capital          Stage
Balance  at inception April 21, 1999                     -       $         -     $           -    $         -

Shares  issued  for  services  during  1999      5,135,000             5,135                 -              -

Shares  issued  for  cash  during  1999          2,000,000             2,000            98,000              -

Net Loss for the period ended December 31, 1999          -                 -                 -        (96,935)

Balance  December 31, 1999                       7,135,000             7,135            98,000        (96,935)

Net Loss for the period ended December 31, 2000          -                 -                 -        (27,242)

Balance  December 31, 2000                       7,135,000             7,135            98,000       (124,177)

Net Loss for the period ended December 31, 2001          -                 -                 -        (65,380)

Balance  December 31, 2001                       7,135,000       $     7,135     $      98,000    $  (189,557)
                                                ==============================================================

  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                              For the Period Ended

                                                                        From
                                                                     Inception
                                              For  the              (April 21,
                                            Year  Ended              1999) to
                                            December  31,           December 31,
                                        2001            2000            2001
Cash  Flow  Used  By  Operations:
Net  Loss                              $     (65,380)     $     (27,242)     $     (189,557)
Adjustment to reconcile net loss to
net  cash  used  by  Operations:
          Increase  in  accounts  payable     50,598                  -              50,598
         Increase  in  accounts  payable-
             related  party                   13,591             20,233              33,824
          Stock  issued for services               -                  -               5,135

Net  Cash  Flows  Used  in
   Operating  Activities                      (1,191)            (7,009)           (100,000)

Cash Flow Used For Investing Activities            -                  -                   -

Cash  Flow  From  Financing  Activities
     Shares  issued  for  cash                     -                  -             100,000


Increase  (Decrease)  in  Cash                (1,191)            (7,009)                  -

Cash-Beginning  of  Period                     1,191              8,200                   -

Cash-End  of  Period                   $           -    $         1,191     $             -
                                       =====================================================

Supplemental  Cash  Flow  Information:
Cash  Paid  for:
     Interest                          $          -     $             -     $             -
     Taxes                             $          -     $             -     $             -

Non-Cash  Financing  Activities


  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $189,500 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

    Deferred tax assets and the valuation account is as follows at December 31, 2001.

     Deferred  tax  asset:
        NOL  carrryforward                              $      64,400
     Valuation  allowance                                     (64,400)
     Total                                              $           -
                                                        ==============

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

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

NOTE  4-  RELATED  PARTY

  During 2000, Intrepid International, Ltd., a shareholder of the Company incurred expenses on behalf of the Company. As of December 31, 2000, a related-party payable totaling $20,233 is due them.

  During 2001, additional expenses were incurred by Intrepid. As of December 31, 2001, a related-party payable totaling $33,824 is due them.

--------------------------------------------------------------------------------
                                 ATTACHMENT 99.1

                              AUDIT COMMITTE REPORT
--------------------------------------------------------------------------------

NetParts.com, Inc.
3131  Southwest  Freeway  #36,
Houston  TX,  77098

Form  Type:  10-KSB

                             AUDIT COMMITTEE REPORT


     The Audit Committee of NetParts.com, Inc. ("NetParts") is composed of the Corporation's Board of Directors. The members of the Committee are Donald
Jackson  Wells,   and  Joseph  A.  Kane.  The  Committee  recommended,  subject to stockholder ratification, the selection of the Corporation's independent accountants.

     Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with the generally accepted auditing standards and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

     In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61.

     The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

     Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Dated:  March 19, 2002


/s/Donald Jackson Wells            /s/Joseph A. Kane
   Donald  Jackson  Wells             Joseph  A.  Kane
   president/director                 secretary/director