Form 10QSB
period 2002-03-31
NETPARTS COM
filed 2002-05-14
CIK 1098343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

                        Commission File Number:  0-30891


                               NETPARTS.COM, INC.
             (Exact name of Registrant as specified in its charter)

Nevada                                                                91-1980526
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

3131  Southwest  Freeway  #46,  Houston  TX                                77098
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (713) 521-9395


As of March 31, 2002, 7,135,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. We have not launched operations or achieved our funding goals during 2002, due to the impact of market and economic decline of the past six months. Our start up venture must be postponed until a more favorable economy and market conditions recover. We have essentially suspended developmental efforts for the remainder of 2002.

     Secondary and tertiary auto markets are derivatives of the primary market for new cars and trucks. While we note that since September 11, 2001, auto manufacturers have been selling at massive discounts to support their dealers, we do not see how such a trend can be sustainable. We expect an automobile recession in the first quarter of 2002. It is foreseeable that a business such as ours may have to await the later quarters of 2002 for conditions favorable to our funding and launch.


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

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  13,  2002     NETPARTS.COM,  INC.

                                       by



/s/Donald  Jackson  Wells                      /s/Joseph  A.  Kane
   Donald  Jackson  Wells                         Joseph  A.  Kane
   president/director                             secretary/treasurer/director

--------------------------------------------------------------------------------
                               NETPARTS.COM, INC.

                                 MARCH 31, 2002

                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2002         2001
                                                      (Unaudited)
--------------------------------------------------------------------------------
                                                        ASSETS

CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0           0
                                                        ------------  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $       400   $     400
Accounts payable - related parties . . . . . . . . . .       97,512      42,019
                                                        ------------  ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       97,912      42,419
                                                        ------------  ----------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 7,135,000 shares. .        7,135       7,135
Additional paid-in capital . . . . . . . . . . . . . .       98,000      98,000
Accumulated equity (deficit) . . . . . . . . . . . . .     (203,047)   (147,554)
Total Stockholders' Equity . . . . . . . . . . . . . .      (97,912)    (42,419)
                                                        ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $         0   $       0
                                                        ============  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              From
                                                          Inception on
                              From January   From January   April 21,
                               1, 2002 to    1, 2001 to   1999 through
                                March 31,     March 31,    March 31,
                                  2002         2001          2002
                               -----------  -----------  -----------
  Revenues. . . . . . . . . .  $      -0-   $      -0-   $    1,000
                               -----------  -----------  -----------

  General and Administrative
      Expenses. . . . . . . .      55,493        6,556      180,670
                               -----------  -----------  -----------

  Net Loss from Operations. .     (55,493)      (6,556)    (179,670)

  Net Income (Loss) . . . . .  $  (55,493)  $   (6,556)  $ (179,670)
                               ===========  ===========  ===========

  Loss per Share. . . . . . .  $    (0.01)  $    (0.00)  $    (0.04)
                               ===========  ===========  ===========

  Weighted Average
      Shares Outstanding. . .   7,135,000    7,135,000    4,529,500
                               ===========  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              From
                                                                           Inception
                                               From January  From January   April 21,
                                               1, 2002 to 1, 2001 to 1999   through
                                                 March 31,      March 31,   March 31,
                                                   2002           2001        2002
-------------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . .  $(55,493)     $(6,556)     $(203,047)
  Items not affecting cash:
  Increase in accounts payable. . . . . . . . .         0            0            400
  Increase in accounts payable - related party.    55,493        6,529         97,512
        Stock issued for services . . . . . . .         0            0          5,135
                                                 ---------     --------     ----------

  Net Cash from Operations. . . . . . . . . . .         0          (27)      (100,000)

  Cash from financing activities
  Sale of Common Stock. . . . . . . . . . . . .         0            0        100,000
                                                 ---------     --------     ----------

  Cash Increase (Decrease). . . . . . . . . . .         0          (27)             0

  Beginning Cash. . . . . . . . . . . . . . . .         0        1,191              0

  Cash as of Statement Date . . . . . . . . . .  $      0      $ 1,164      $       0
                                                 =========     ========     ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . .  $      0      $     0      $       0
    Taxes . . . . . . . . . . . . . . . . . . .  $      0      $     0      $       0

                  The accompanying notes are an integral part
                         of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2001.

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