Form 10QSB
period 2002-06-30
NETPARTS COM
filed 2002-08-08
CIK 1098343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002

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


As of June 30, 2002, 15,270,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and six months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                          June 30,   December 31,
                                                            2002         2001
                                                        (Unaudited)
                                                        ASSETS
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0           0


TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                        ============  ==========


      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $   153,079   $  50,598
Accounts payable - related parties . . . . . . . . . .       33,824      33,824

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .      186,903      84,422

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 15,270,000 shares
   and 14,270,000 shares, respectively . . . . . . . .       15,270      14,270

Additional paid-in capital . . . . . . . . . . . . . .      139,865      90,865

Accumulated equity (deficit) . . . . . . . . . . . . .     (342,038)   (189,557)

Total Stockholders' Equity . . . . . . . . . . . . . .     (186,903)    (84,422)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $         0   $       0
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

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                       From
                                                                                   Inception on
                                                                                     April 21,
                                      For the three             For the six        1999 through
                                  months ended June 30      months ended June 30     June 30,
                                   2002         2001          2002         2001         2002
  Revenues. . . . . . . . . .  $       -0-   $      -0-   $       -0-   $      -0-   $    1,000

  General and Administrative
      Expenses. . . . . . . .       96,988        6,902       152,481       13,458      343,038

  Net Loss from Operations. .      (96,988)      (6,902)     (152,481)     (13,458)    (342,038)

  Net Income (Loss) . . . . .  $   (96,988)  $   (6,902)  $  (152,481)  $  (13,458)  $ (342,038)
                               ============  ===========  ============  ===========  ===========

  Loss per Share. . . . . . .  $     (0.01)  $    (0.00)  $     (0.01)  $    (0.00)  $    (0.03)
                               ============  ===========  ============  ===========  ===========

  Weighted Average
      Shares Outstanding. . .   14,390,879    7,135,000    14,339,773    7,135,000    9,878,144
                               ============  ===========  ============  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         From
                                                                       Inception
                                                                       April 21,
                                                    For the six      1999 through
                                               months ended June 30,    June 30,
                                                  2002       2001        2002
Operating Activities

Net Income (Loss) . . . . . . . . . . . . . .  $(152,481)  $(13,458)  $(342,038)
Items not affecting cash:
Increase in accounts payable. . . . . . . . .    102,481     13,413     153,079
Increase in accounts payable - related party.          0          0      33,824
      Stock issued for services . . . . . . .     50,000          0      55,135

Net Cash from Operations. . . . . . . . . . .          0        (45)   (100,000)

Cash from investing activities. . . . . . . .          0          0           0

Net Cash from Investing Activities. . . . . .          0          0           0

Cash from financing activities
Sale of Common Stock. . . . . . . . . . . . .          0          0     100,000

Cash Increase (Decrease). . . . . . . . . . .          0        (45)          0

Beginning Cash. . . . . . . . . . . . . . . .          0      1,191           0

Cash as of Statement Date . . . . . . . . . .  $       0   $  1,146   $       0
                                               ==========  =========  ==========

Cash Paid For:
  Interest. . . . . . . . . . . . . . . . . .  $       0   $      0   $       0
  Taxes . . . . . . . . . . . . . . . . . . .  $       0   $      0   $       0

Non-Cash  Financing  Activities
     During June 2002, the Company issued 1,000,000 shares of common stock for services valued at $50,000 (or $.05 per share).

                  The accompanying notes are an integral part
                         of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2001.

COMMON  STOCK  ISSUED  FOR  SERVICES  RENDERED

In June 2002, the Board of Directors and Shareholders of the Company approved an issuance of 1,000,000 shares of common stock in exchange for services rendered which were valued at $50,000 (or $.05 per share).

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

     Secondary and tertiary auto markets are derivatives of the primary market for new cars and trucks. While we note that since September 11, 2001, auto manufacturers have been selling at massive discounts to support their dealers, we do not see how such a trend can be sustainable. We expect an automobile recession in the first half of 2002. It is foreseeable that a business such as ours may have to await the later quarters of 2002 for conditions favorable to our funding and launch.


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

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2002, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  30,  2002
                               NETPARTS.COM, INC.

                                       by



/s/Donald  Jackson  Wells                        /s/Joseph  A.  Kane
   Donald  Jackson  Wells                           Joseph  A.  Kane
   president/director                               secretary/treasurer/director