Form 10QSB
period 2002-09-30
NETPARTS COM
filed 2002-11-15
CIK 1098343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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


As of September 30, 2002, 16,270,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three and nine months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                       September 30,  December 31,
                                                           2002           2001
---------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        ASSETS
CURRENT ASSETS

    Cash . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .            0           0
                                                        ------------  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                        ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $    66,770   $  50,598
Accounts payable - related parties . . . . . . . . . .       33,824      33,824
                                                        ------------  ----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .      100,594      84,422
                                                        ------------  ----------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 16,270,000 shares
   and 14,270,000 shares, respectively . . . . . . . .       16,270      14,270
Additional paid-in capital . . . . . . . . . . . . . .      188,865      90,865
Accumulated equity (deficit) . . . . . . . . . . . . .     (305,729)   (189,557)
                                                        ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . .     (100,594)    (84,422)
                                                        ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . .  $         0   $       0
                                                        ============  ==========

                          The accompanying notes are an integral part
                                 of these financial statements

                               NETPARTS.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            From
                                                                         Inception
                                                     For the nine        April 21,
                                                     months ended      1999 through
                                                     September 30,     September 30,
                                                    2002       2001        2002
-----------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . .  $(116,172)  $(14,997)  $(305,729)
  Items not affecting cash:
  Increase (decrease) in accounts payable . . .     16,172     13,806      66,770
  Increase in accounts payable - related party.          0          0      33,824
        Stock issued for services . . . . . . .    100,000          0     105,135
                                                 ----------  ---------  ----------
  Net Cash from Operations. . . . . . . . . . .          0     (1,191)   (100,000)
  Cash from investing activities. . . . . . . .          0          0           0
                                                 ----------  ---------  ----------
  Net Cash from Investing Activities. . . . . .          0          0           0
  Cash from financing activities
  Sale of Common Stock. . . . . . . . . . . . .          0          0     100,000
                                                 ----------  ---------  ----------
  Cash Increase (Decrease). . . . . . . . . . .          0     (1,191)          0

  Beginning Cash. . . . . . . . . . . . . . . .          0      1,191           0
                                                 ----------  ---------  ----------
  Cash as of Statement Date . . . . . . . . . .  $       0   $      0   $       0
                                                 ==========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . .  $       0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . . . . .  $       0   $      0   $       0

     Non-Cash  Financing  Activities
During June, July and September 2002, the Company issued 2,000,000 shares of common stock for services valued at $100,000 (or $.05 per share).

                  The accompanying notes are an integral part
                          of these financial statements

                                                   NETPARTS.COM, INC.
                                              (a Development Stage Company)
                                                STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                         From
                                                                                     Inception on
                                                                                       April 21,
                                  For the three                 For the nine         1999 through
                             months ended September 30   months ended September 30   September 30,
                                 2002          2001          2002          2001          2002
-------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $     1,000
                             ------------  ------------  ------------  ------------  ------------

General and Administrative
    Expenses. . . . . . . .       19,184         1,539       116,172        14,997       306,729
                             ------------  ------------  ------------  ------------  ------------
Net Loss from Operations. .      (19,184)       (1,539)     (116,172)      (14,997)     (305,729)
Net Income (Loss) . . . . .  $   (19,184)  $    (1,539)  $  (116,172)  $   (14,997)  $  (305,729)
                             ============  ============  ============  ============  ============
Loss per Share. . . . . . .  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)  $     (0.03)
                             ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding. . .   15,463,478    14,270,000    14,712,491    14,270,000    10,286,936
                             ============  ============  ============  ============  ============

                  The accompanying notes are an integral part
                          of these financial statements

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                               September 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2001.

COMMON  STOCK  ISSUED  FOR  SERVICES  RENDERED

In June, July and September, 2002, the Board of Directors and Shareholders of the Company approved issuances of a total of 2,000,000 shares of common stock in exchange for services rendered which were valued at $100,000 (or $.05 per share).

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



                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.  Certification(s) Pursuant to 18 USC
Section  1350

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 20, 2002, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.




Dated:  November  8,  2002
                               NETPARTS.COM, INC.

                                       by



/s/Donald  Jackson  Wells                                    /s/Joseph  A.  Kane
Donald  Jackson  Wells                                          Joseph  A.  Kane
president/director                                  secretary/treasurer/director

--------------------------------------------------------------------------------

                                    EXHIBIT A

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with this Quarterly Report on Form 10-QSB, I, Donald Jackson Wells, president/director of this Registrant Company, hereby certify(s), to the best of my knowledge and belief:

(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  November  12,  2002

                             /s/Donald Jackson Wells
                              Donald Jackson Wells
                               president/director

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with this Quarterly Report on Form 10-QSB, I, Joseph A. Kane secretary/treasurer/director of this Registrant Company, hereby certify(s), to the best of my knowledge and belief:

(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  November  12,  2002

                                /s/Joseph A. Kane
                                 Joseph A. Kane
                          secretary/treasurer/director