Form 10KSB
period 2002-12-31
NETPARTS COM
filed 2003-04-08
CIK 1098343

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-30891


                      For the Year ended December 31, 2002

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

Issuer's  Revenues  most  recent  fiscal  year:  None

As of 12/31/02, the number of shares of common stock outstanding was 22,552,300. As of 3/31/02, the number of shares of common stock outstanding was 37,552,300. As of 12/31/02, the number of shares held by non-affiliates was approximately 2,536,300 shares.

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Form  and  Year  of  Organization                                   3
      (b)  Our  Business  Plan                                                 4

ITEM  2.  Description  of  Property                                            4

ITEM  3.  Legal  Proceedings                                                   4

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          4

PART  II                                                                       4

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               4
      (a)  Market  Information                                                 4
      (b)  Holders                                                             4
      (c)  Dividends                                                           5
      (d)  Sales  of  Unregistered  Common  Stock  2002                        5

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        5
      (a)  Plan  of  Operation                                                 5
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          5
      (c)  Reverse  Acquisition  Candidate                                     6

ITEM  7.  Financial  Statements                                                6

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           6

PART  III                                                                      7

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons      7

ITEM  10.  Executive  Compensation                                             7

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management      9

ITEM  13.  Attachments, Financial Statements, Exhibits, and Reports
           on Form 8-K                                                        11
      (b)  Exhibits                                                           11
      (c)  Form  8-K  Reports                                                 11

                                  INTRODUCTION

     This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

     This Form 10-KSB may contain forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

     Current market conditions are extremely hostile to development stage companies. We are such a company. Not only has investment capital become unavailable, by short-sellers are enjoying a successful opportunity and to force down the market value of many Over-The-Counter stocks, upon any announcement of progress by a company. As a result, we expect to remain virtually disabled, for the intermediate term, from developing the funding to pursue actively our business plan.

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

--------------------------------------------------------------------------------
Historical  Issuance                                    Current  Shares  Amounts
--------------------------------------------------------------------------------

 On  April  22,  1999,  we  issued 5,135,000 shares of common            410,800
stock, pursuant to section 4(2), of the 1933 Securities Act, to seven affiliate founders at par value $0.001, for organizational services valued at $5,135.00.

 During  the period from April 22, 1999 to June 6, 1999, we              160,000
privately placed and sold 2,000,000 shares of common stock, pursuant to section 4(2), at $0.05, per share to twelve non-affiliate Founders with pre-existing relationships to management, known to management to be sophisticated investors, each afforded full access to information about us and our affairs, of the kind and nature which registration would have provided.

 On March 20, 2002 we authorized a 2 for 1 forward split of our common shares. It was effective April 4, 2002.)

 Between  June  20  and September 2, 2002, we issued a total              80,000
2,000,000 shares to attorneys and providers of professional services valued at $100,000.00, or $0.05 per share, pursuant to registration, under the Act.

 On  October  8, 2002  we authorized a Reverse Split of the                1,500
common shares, 25 shares to 1 share; provided that no shareholder owning less than 100 shares be reversed, and no shareholder be reversed below 100 shares, and fractional shares be rounded down and eliminated.

 On  October  24,  2002 we issued 20,000,000 post-split New           20,000,000
Investment Shares to Credito Del Golfo S.A., for services.

 On  October  17,  2002  we  issued  1,900,000 (post-split)            1,900,000
shares, pursuant to Registration, on Form S-8, pursuant to
Sections 5 and 6 or the Securities Act of 1933,  for
 services  valued  at  $95,000,  or  $0.05  per share.
--------------------------------------------------------------------------------
     Total Issued and Outstanding 12/31/02,                           22,552,300
--------------------------------------------------------------------------------

 As a subsequent event, in January of 2003, we sold Eradio Diaz 15,000,000 new investment shares of common stock for $1,500.00 each.

(B) OUR BUSINESS PLAN. Our deferred business plan is unchanged from our last Annual Report and is not repeated verbatim. We have not launched our operations. Please see Part II, Item 6, Managements Discussion and Analysis. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. Salvageable components of incoming wrecked or abandoned vehicles will be inventoried on computer and listed on the Internet. The entire auto will be dismantled, with all parts being bar coded for sales and inventory control and then stored in the appropriate section of the specialized facility. If purchase is effected via the Internet, shipment will be overnight at the option of the purchaser and a mechanic will be available for telephone or on-line installation consultation. If purchase is effected on site, a mechanic will be on duty and available to install or assist in the installation of components for those customers desiring assistance.


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART  II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and had never before traded in brokerage transactions.

                     period     high  bid     low  bid     volume
                     --------------------------------------------
                     1st  2002     None         None        None
                     2nd  2002     None         None        None
                     3rd  2002     2.30         1.75       8,000
                     4th  2002     5.05         2.20      22,000

 (B)  HOLDERS.  There are approximately 50 shareholders of the our common stock.

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

 (D) SALES OF UNREGISTERED COMMON STOCK 2002. On October 24, 2002 we issued 20,000,000 post-split New Investment Shares to Credito Del Golfo S.A., pursuant to section 4(2) for cash, $1,500.00. As a subsequent event, in January of 2003, we sold Eradio Diaz 15,000,000 new investment shares of common stock for $1,500.00, cash

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (1) FINANCIAL CONDITION. We have no cash or productive assets. We are substantially dormant for the present intermediate term. We have an accumulated deficit of $1,429,565 and no businesses or assets.

     (2) RESULTS OF OPERATIONS. We are a development stage company. We have had no revenues for the past two fiscal years. Our activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of our 1934 Registration of our common stock for tradability on the OTCBB, and submission for quotation on the OTCBB, periodic auditing and reports. We have not launched operations and do not expected to do so for the present intermediate term. Our common stock is quoted on the Over-The-Counter Bulletin Board. Clearance for OTCBB quotation came on February 20, 2002.

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

 (C) REVERSE ACQUISITION CANDIDATE. We are committed to the realization of our business plan. We are not a candidate for a reverse acquisition transaction. Such an event is foreseeable, however, should business and financial conditions not improve for an extended future period.


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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2002 be included and filed with the Securities and Exchange Commission.

     AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2002, 2001, and from inception, April 14, 1999, are included and provided as Attachment AFK-02. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced in the preceding Item 6.


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

                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
Donald  Jackson  Wells,                                                                                   |
          President     2002           0           0           0         0        0        0          0   |
                        2001           0           0           0         0        0        0          0   |
                        2000           0           0           0         0        0        0          0   |
----------------------------------------------------------------------------------------------------------|
Joseph  A.  Kane                                                                                          |
          Secretary     2002           0           0           0         0        0        0          0   |
                        2001           0           0           0         0        0        0          0   |
                        2000           0           0           0         0        0        0          0   |
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

                                  COMMON STOCK
                                                          Share
  Name  and  Address  of  Beneficial  Owner              Ownership        %
--------------------------------------------------------------------------------
Donald  Jackson  Wells
3131  S.W.  Freeway  #46
Houston  TX  77098  President/Director                     8,000          0.02
                                                      --------------------------
Joseph  Kane
3131  S.W.  Freeway  #46
Houston  TX  77098  Secretary/Director                     8,000          0.02
                                                      --------------------------
        All Officers and Directors as a Group             16,000          0.04
--------------------------------------------------------------------------------
Credito  del  Golfo
Avenida  Federico  Boyd
Edificio  Universal  Penthouse                        20,000,000          53.26
Eradio  Diaz
Avenida  Federico  Boyd
Panama  5  Panama                                     15,000,000          39.94
                                                      --------------------------
        All Other Affiliates                          35,000,000          93.20
                                                      --------------------------
        All Affiliates                                35,016,000          93.25
                                                      ==========================
Total  Issued  and  Outstanding                       37,552,300         100.00
       All Affiliates                                (35,016,000)        -93.25
                                                      --------------------------
  Indicated Total Non-Affiliate Ownership              2,536,300           6.75
                                                      ==========================

(A) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization.


                        ITEM 12. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     CHANGES IN INTERNAL ACCOUNTING. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

 ITEM 13. ATTACHMENTS, FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K.

 (A)  ATTACHMENTS.

 (A)  Certification  pursuant  to  18  USC  Section  1350.

(A  99.1)  Audit  Committee  Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2002, 2000 and from Inception.

 (B) EXHIBITS. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2002, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

 (C)  FORM  8-K  REPORTS.  None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  March  31,  2003     NETPARTS.COM,  INC.

                              by




 /s/Donald Jackson Wells             /s/ Joseph A. Kane
    Donald  Jackson  Wells               Joseph  A.  Kane
    president/director                   secretary/director

--------------------------------------------------------------------------------

                                  ATTACHMENT A

                 CERTIFICATION PURSUANT TO 18 USC SECTION 1350.

--------------------------------------------------------------------------------

     CERITIFICATION  PURSUANT  TO  18  USC  SECTION  1350

In connection with this Annual Report on Form 10-KSB, We, Donald Jackson Wells and Joseph A. Kane, Officers and Directors of this Registrant Company, hereby certify, to the best of our knowledge and belief:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  March  31,  2003



 /s/Donald Jackson Wells             /s/ Joseph A. Kane
    Donald  Jackson  Wells               Joseph  A.  Kane
    president/director                   secretary/director

--------------------------------------------------------------------------------

                               ATTACHMENT AC-99.1

                             AUDIT COMMITTEE REPORT

--------------------------------------------------------------------------------

NetParts.com,  Inc.
3131  Southwest  Freeway  #36,
Houston  TX,  77098

Form  Type:  10-KSB

     AUDIT  COMMITTEE  REPORT
     ------------------------

     The Audit Committee of NetParts.com, Inc. ("NetParts") is composed of the Corporation's Board of Directors. The members of the Committee are Donald Jackson Wells and Joseph A. Kane. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

     Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Dated:  March  31,  2003




 /s/Donald Jackson Wells             /s/ Joseph A. Kane
    Donald  Jackson  Wells               Joseph  A.  Kane
    president/director                   secretary/director

                               NETPARTS.COM, INC.

                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2002 and 2001

                                    CONTENTS

Independent  Auditor's  Report                         17

Balance  Sheet                                         18

Statements  of  Operations                             19

Statements  of  Stockholders'  Equity                  20

Statements  of  Cash  Flows                            21

Notes  to  the  Financial  Statements                  22

                          Independent Auditors' Report


To the Board of Directors and Stockholders of NetParts.Com, Inc.

We have audited the accompanying balance sheets of NetParts.Com, Inc. (a development stage company) (a Nevada corporation) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception on April 21, 1999 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetParts.Com, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception on April 21, 1999 through December 31, 2002 in conformity with generally accepted accounting principles.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
March  6,  2003

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                        December  31,
                                                   2002                2001
-------------------------------------------------------------------------------
                      ASSETS

Current  Assets
    Cash                                      $             0     $           0
                                              ----------------------------------
      Total  Current Assets                                 0                 0
                                              ----------------------------------
      Total  Assets                           $             0     $           0

            LIABILITIES  &  STOCKHOLDERS'  EQUITY

Current  Liabilities
     Accounts  payable                        $        95,531            50,598
     Accounts payable-related party (Note 4)           33,824     $      33,824
                                              ----------------------------------
    Total  Liabilities                                129,355            84,422
                                              ----------------------------------
   Stockholders'  Equity

    Common stock, par  value $.001; 100,000,000
    shares authorized, 570,800 and 22,552,300
    shares issued and outstanding, respectively        22,552               571
   Additional  paid-in  capital                     1,277,658           104,564
Deficit accumulated during the development stage   (1,429,565)         (189,557)
                                              ----------------------------------
  Total  Stockholders'  Equity                       (129,355)          (84,422)
                                              ----------------------------------
  Total Liabilities and Stockholders' Equity   $            0     $           0
                                               =================================

  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                       From
                                                                                     Inception
                                                For  the            For  the       (April  21,
                                              Year  ended         Year  ended       1999)  to
                                              December  31,      December  31,    December  31,
                                                  2002              2001               2002
------------------------------------------------------------------------------------------------
Revenue                                      $           0     $           0     $      1,000
                                             -------------------------------------------------

General  and  administrative  expenses           1,240,008            65,380        1,430,565
                                             -------------------------------------------------

Net  income  (loss)                          $   1,240,008     $     (65,380)    $ (1,429,565)
                                             =================================================

Net  income  (loss)  per  share              $       (0.26)    $        (.11)    $       (.92)
                                             =================================================

Weighted  average  outstanding  shares           4,744,486           570,800        1,548,039
                                             =================================================

  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 21, 1999 (Inception)
                            through December 31, 2002

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                   Additional       During  the
                                                       Common  Stock                 paid-in        Development
                                                  Shares           Amount            capital           Stage
----------------------------------------------------------------------------------------------------------------
Balance  at  inception  April 21, 1999                     0     $          0     $          0     $          0

Shares  issued  for  services  during  1999          410,800              411            4,724                0

Shares  issued for cash during 1999                  160,000              160           99,840                0

Net Loss for the period ended December 31, 1999            0                0                0          (96,935)
                                               -----------------------------------------------------------------
Balance  December  31,  1999                         570,800               571         104,564          (96,935)

Net Loss for the period ended December 31, 2000            0                 0               0          (27,242)
                                               -----------------------------------------------------------------
Balance  December  31,  2000                         570,800               571         104,564         (124,177)

Net Loss for the period ended December 31, 2001            0                 0               0          (65,380)
                                               -----------------------------------------------------------------
Balance  December  31,  2001                         570,800               571        (189,557)        (104,564)

Shares issued for debt reduction during 2002          80,000                80          99,920                0

Shares  issued  for  services  during  2002       21,901,500            21,901       1,073,174                0

Net Loss for the period ended December 31, 2002            0                 0               0       (1,240,008)
                                               -----------------------------------------------------------------

Balance,  December  31,  2002                     22,552,300     $      22,552     $ 1,277,658     $ (1,429,565)
                                               =================================================================

  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                              For the Period Ended

                                                                                          From
                                                                                        Inception
                                                   For  the         For  the           (April  21,
                                                  Year  Ended      Year  Ended          1999)  to
                                                 December  31,     December  31,      December  31,
                                                     2002               2001               2002
----------------------------------------------------------------------------------------------------
Cash Flow Used By Operations:
Net Loss                                         $ (1,240,008)     $     (65,380)     $ (1,429,565)
  Adjustment to reconcile net loss to
  net cash used by Operations:
    Increase in accounts payable                       44,933             50,598            95,531
         Increase  in  accounts  payable-
             related  party                                 0             13,591            33,824
          Stock  issued  for  services              1,095,075                  0         1,100,210
          Stock  issued  for  debt                    100,000                  0           100,000
                                                 --------------------------------------------------
Net  Cash  Flows  Used  in
   Operating  Activities                                    0             (1,191)         (100,000)
                                                 --------------------------------------------------
Cash  Flow  Used  For  Investing  Activities                0                  0                 0
                                                 --------------------------------------------------

Cash  Flow  From  Financing  Activities
     Shares  issued  for  cash                              0                  0           100,000
                                                 --------------------------------------------------
Increase  (Decrease)  in Cash                               0             (1,191)                0

Cash-Beginning  of  Period                                  0              1,191                 0
                                                 --------------------------------------------------

Cash-End  of  Period                             $          0     $            0     $           0
                                                 ==================================================

Supplemental  Cash  Flow  Information:
--------------------------------------
Cash  Paid  for:
     Interest                                    $          0     $            0     $           0
     Taxes                                       $          0     $            0     $           0

Non-Cash  Financing  Activities
-------------------------------




  The accompanying notes are an integral part of these financial statements.

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,429,565 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

    Deferred tax assets and the valuation account is as follows at December 31,2002

     Deferred  tax  asset:
        NOL  carrryforward                         $      486,000
     Valuation  allowance                                (486,000)
                                                -------------------
     Total                                         $            0
                                                ===================

                               NETPARTS.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2002

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

NOTE  4-  RELATED  PARTY

  During 2000, Paladin Global Group, incurred expenses on behalf of the Company. As of December 31, 2000, a related-party payable totaling $20,233 is due them.

  During 2001, additional expenses were incurred by Paladin. As of December 31, 2002 and 2001, a related-party payable totaling $33,824 is due them.

NOTE  5  -  COMMON  STOCK

In April 2002, the Company purposed a 2 for 1 forward split of its outstanding common stock. In October of 2002, the Company enacted a 25 for 1 reverse split of its common stock. Stock has been retroactively restated to reflect those splits. During the year, 80,000 shares of common stock was issued to reduce a payable by $100,000. In October 2002, 21,901,500 shares of common stock was issued for services rendered totaling $1,095,075.