Form 10KSB/A
period 2002-12-31
NETPARTS COM
filed 2003-04-24
CIK 1098343

FORM 10-KSB/A

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

This amendment is being made to include Section 906 of the Sarbanes Oxley Act.

                  CERTIFICATIONS  PURSUANT  TO  SECTION  906

I,  Joseph  Kane,  certify  that:

1.  I  have  reviewed  this  annual report on Form 10-KSB of NetParts.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  24,  2003

                                 /s/Joseph Kane
                                   Joseph Kane
                              President / Director

CERTIFICATIONS  PURSUANT  TO  SECTION  906

I,  Donald  Jackson  Wells,  certify  that:

1.  I  have  reviewed  this  annual report on Form 10-KSB of NetParts.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  24,  2003

/s/Donald  Jackson  Wells
Donald  Jackson  Wells
Secretary  /  Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION  OF  CHIEF  OPERATING  OFFICER

IN  CONNECTION  WITH  THE  ANNUAL  REPORT  OF  NETPARTS.COM,  INC,  A  NEVADA
CORPORATION
(THE "COMPANY"), ON FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "REPORT"), I, JOSEPH KANE, CHIEF OPERATING OFFICER OF THE COMPANY, CERTIFY, PURSUANT TO 906 OF THE
SARBANES-OXLEY  ACT  OF  2002  (18  U.S.C.  1350),  THAT  TO  MY  KNOWLEDGE:

(1) THE REPORT FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934; AND

(2) THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULT OF OPERATIONS OF THE COMPANY.

/S/  JOSEPH  KANE
JOSEPH  KANE  CHIEF  OPERATING  OFFICER
APRIL  24,  2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION  OF  CHIEF  OPERATING  OFFICER

IN  CONNECTION  WITH  THE  ANNUAL  REPORT  OF  NETPARTS.COM,  INC,  A  NEVADA
CORPORATION
(THE "COMPANY"), ON FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "REPORT"), I, DONALD JACKSON WELLS,
CHIEF  FINANCIAL  OFFICER  OF  THE  COMPANY,  CERTIFY,  PURSUANT  TO  906 OF THE
SARBANES-OXLEY  ACT  OF  2002  (18  U.S.C.  1350),  THAT  TO  MY  KNOWLEDGE:

(1) THE REPORT FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934; AND

(2) THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULT OF OPERATIONS OF THE COMPANY.

/S/  DONALD  JACKSON  WELLS
DONALD  JACKSON  WELLS  CHIEF  FINANCIAL  OFFICER
APRIL  24,  2003