Form 10QSB
period 2003-03-31
NETPARTS COM
filed 2003-05-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2003

Commission File Number: 0-30891

NetParts.com, Inc.
(Exact name of Registrant as specified in its charter)

Nevada (Jurisdiction of Incorporation)	91-1980526 (I.R.S. Employer Identification No.)

3131 Southwest Freeway #46, Houston TX (Address of principal executive offices)	77098 (Zip Code)

(713) 521-9395
Registrant's telephone number, including area code

As of 3/31/03, the number of shares of common stock outstanding was 37,552,300 .

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

   The financial statements, for the three months ended March 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

NetParts.com, 10-QSB March 31, 2003
Page 1

ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation. Our plan of operation is unchanged from our previous report. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. We have not launched operations or achieved our funding goals during 2002, due to the impact of market and economic decline of the past six months. Our start up venture must be postponed until a more favorable economy and market conditions recover. We have essentially suspended developmental efforts for the remainder of 2003.

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have not launched operations. We are a development stage company. We have had minimal revenues to date. Our General and Administrative activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of our 1934 Registration of our common stock for tradability on the OTCBB. Due to our current lack of business development, our realization of quotation on OTCBB is doubtful now, and may be delayed by the Staff of the NASD. It is doubtful that we can become attractive to our potential investors before our common stock is quotable.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None

Item 6. Exhibits and Reports on Form 8-K. Certification(s) Pursuant to 18 USC Section 1350

NetParts.com, 10-QSB March 31, 2003
Page 2

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2003 , has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

NetParts.com, Inc.

Dated: May 14, 2003
by

/s/Donald Jackson Wells Donald Jackson Wells	/s/Joseph A. Kane Joseph A. Kane
president/director	secretary/treasurer/director

NetParts.com, 10-QSB March 31, 2003

Exhibit A

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

    CERTIFICATION OF PRESIDENT/DIRECTOR

  In connection with the Quarterly Report of NetParts.com, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Jackson Wells of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material  respects, the financial condition and result of operations of the Company.

/s/Donald Jackson Wells Donald Jackson Wells
president/director

      May 14, 2003

NetParts.com, 10-QSB March 31, 2003
Page 4

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

    CERTIFICATION OF PRESIDENT/DIRECTOR

  In connection with the Quarterly Report of NetParts.com, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Joseph Kane of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Joseph Kane Joseph Kane
Secretary/Treasurer/Director

      May 14, 2003

NetParts.com, 10-QSB March 31, 2003

Exhibit 99.1

Section 302 Certification

NetParts.com, 10-QSB March 31, 2003

CERTIFICATIONS Pursuant to Section 302

      I, Donald Jackson Wells , certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of NetParts.com, Inc. ;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Donald Jackson Wells Donald Jackson Wells
president/director

      Date: May 14, 2003

NetParts.com, 10-QSB March 31, 2003
Page 7

CERTIFICATIONS Pursuant to Section 302

      I, Joseph Kane , certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of NetParts.com, Inc. ;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Joseph Kane Joseph Kane
Secretary / Treasurer / Director

      Date: May 14, 2003

NetParts.com, 10-QSB March 31, 2003
Page 8

NETPARTS.COM, INC.
(a Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$0	$0

TOTAL CURRENT ASSETS	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$111,184	$95,531
Accounts payable - related parties	33,824	33,824

TOTAL CURRENT LIABILITIES	145,008	129,355

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 37,552,300 shares
and 22,552,300 shares, respectively	37,552	22,552

Additional paid-in capital	1,562,658	1,277,658

Accumulated equity (deficit)	(1,745,218)	(1,429,565)

Total Stockholders' Equity	(145,008)	(129,355)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	$0

The accompanying notes are an integral part
of these financial statements.

NetParts.com, 10-QSB March 31, 2003
Page 9

NETPARTS.COM, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	From
	Inception on
	From January	From January	April 21,
	1, 2003 to	1, 2002 to	1999 through
	March 31,	March 31,	March 31,
	2003	2002	2003

Operating Activities

Net Income (Loss)	$(315,653)	$(55,493)	$(1,745,218)
Items not affecting cash:
Increase (decrease) in accounts payable	15,653	55,493	111,184
Increase in accounts payable - related party	0	0	33,824
Stock issued for services	298,500		1,398,710
Stock issued for debt	1,500	0	101,500

Net Cash from Operations	0	0	(100,000)

Cash from investing activities	0	0	0

Net Cash from Investing Activities	0	0	0

Cash from financing activities
Sale of Common Stock	0	0	100,000

Cash Increase (Decrease)	0	0	0

Beginning Cash	0	1,191	0

Cash as of Statement Date	$0	$1,191	$0

Cash Paid For:
Interest	$0	$0	$0
Taxes	$0	$0	$0

Non-Cash Financing Activities

During June, July and September 2002, the Company issued 80,000 shares of common stock for services valued at $100,000 (or $1.25 per share).
During October 2002, the Company issued 21,901,500 shares of common stock for services rendered and valued at $1,095,075 (or $0.05 per share).
During January 2003, the Company issued 15,000,000 shares of common stock for services rendered and valued at $300,000 (or $0.02 per share).

The accompanying notes are an integral part
of these financial statements.

NetParts.com, 10-QSB March 31, 2003
Page 10

NETPARTS.COM, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception on
	From January	From January	April 21,
	1, 2003 to	1, 2002 to	1999 through
	March 31,	March 31,	March 31,
	2003	2002	2003

Revenues	$-0-	$-0-	$1,000

General and Administrative
Expenses	315,653	55,493	1,746,218

Net Loss from Operations	(315,653)	(55,493)	(1,745,218)

Net Income (Loss)	$(315,653)	$(55,493)	$(1,745,218)

Loss per Share	$(0.01)	$(0.10)	$(0.45)

Weighted Average
Shares Outstanding	36,385,633	570,800	3,869,681

The accompanying notes are an integral part
of these financial statements.

NetParts.com, 10-QSB March 31, 2003
Page 11

NETPARTS.COM, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2003

NOTES TO FINANCIAL STATEMENTS

NetParts.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended December 31, 2002.

COMMON STOCK ISSUED FOR SERVICES RENDERED

In January 2003, the Board of Directors and Shareholders of the Company approved issuances of a total of 15,000,000 shares of common stock in exchange for reduction in payables which were valued at $1,500 and $298,500 in services rendered. Total value of stock was $300,000 (or $.02 per share).

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

NetParts.com, 10-QSB March 31, 2003
Page 12