Form 10QSB
period 2003-06-30
NETPARTS COM
filed 2003-08-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended June 30, 2003

Commission File Number: 0-30891

Turner Valley Oil & Gas, Inc.
(Exact name of Registrant as specified in its charter)

formerly
NetParts.com, Inc.

Nevada	91-1980526

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3131 Southwest Freeway #46, Houston TX	77098

(Address of principal executive offices)	(Zip Code)
(713) 521-9395
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of 6/30/03, the number of shares of common stock outstanding was 37,552,300 .

Transitional Small Business Disclosure Format (check one): yes ☐ no ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation. Our plan of operation is changed from our previous report. We were incorporated for the purpose of creating a series of 16 specialized auto salvage yards, each one handling only one make of vehicle. We have not launched operations or achieved our funding goals during 2002, due to the impact of market and economic decline of the past six months. Our start up venture wast postponed until a more favorable economy and market conditions recover. We have now abandoned that plan in favor of an intention to enter the oil and gas industry. We are no developing a new business plan. We remain dormant and inactive otherwise, during the period of this report and for the present.

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have not launched operations. We are a development stage company. We have had minimal revenues to date. Our General and Administrative activities to date have involved our corporate organization, business plan development, initial funding, auditing and preparation of our 1934 Registration of our common stock for tradability on the OTCBB. We have enjoyed no revenues since inception.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. As a current matter, after the period covered by this report, we effected a ten to one reverse split of the common stock of this corporation.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . On July 1, 2003, by Majority Shareholder Action, pursuant to the laws of Nevada, the following proposal was adopted:

To empower and direct the Officers to effect a ten to one reverse split of the common stock of this corporation; provided that, (1) fractional shares shall be rounded up; (2) no shareholder shall be reversed to less than 100 shares; and (3) no shareholder owning 100 shares or less shall be reversed. The purpose of the saving clauses (2) and (3) is to protect small shareholders from reduction to less than a marketable 100 share lot

Item 5. Other Information . As current matters, after the period covered by this report: (1) we have effected a name change, as indicated on the cover of this report. On or about July 15, 2003, Christopher Paton-Gay was appointed as a third and additional Director of this corporation. July 24, 2003, Christopher Paton-Gay was selected President and Chief Executive Officer, by the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2003 , has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil and Gas, Inc.
formerly
NetParts.com, Inc.

Dated: August 13, 2003
by

/s/Christopher Paton-Gay
Christopher Paton-Gay
President/Director

                                                                             /s/Donald Jackson Wells                                                                           /s/Joseph A. Kane
Donald Jackson Wells                                                                    Joseph A. Kane
                                                         Director                                                                                                           Secretary/Treasurer/Director

Page - 3

Exhibit 31

Section 302 Certification

Page - 4

  CERTIFICATIONS PURSUANT TO SECTION 302

I, Donald Jackson Wells, former president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Turner Valley Oil and Gas for June 30, 2003;

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

Dated: August 13, 2003

/s/ Donald Jackson Wells
Donald Jackson Wells
President/Director

Page - 5

CERTIFICATIONS PURSUANT TO SECTION 302

I, Joseph Kane, Secretary/Treasurer/Director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Turner Valley Oil and Gas for June 30, 2003;

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

Dated: August 13, 2003

/s/ Joseph Kane
Joseph Kane
Secretary/Treasurer/Director

Page - 6

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 7

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Netparts.com, Inc. , now renamed Turner Valley Oil & Gas, Inc. , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Donald Jackson Wells, Former President/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2003

/s/ Donald Jackson Wells
Donald Jackson Wells
President/Director

Page - 8

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Netparts.com, Inc. , now renamed Turner Valley Oil & Gas, Inc. , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Joseph Kane, Secretary/Treasurer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2003

/s/ Joseph Kane
Joseph Kane
Secretary/Treasurer/Director

Page - 9

NETPARTS.COM, INC.

Financial Statements

June 30, 2003

F - 1	Page - 10

NETPARTS.COM, INC.
(a development Stage Company)
Balance Sheets

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$121,386	$95,531
Notes Payable - Related Party	33,824	33,824

Total Current Liabilities	155,210	129,355

Total Liabilities	155,210	129,355

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
37,552,300 and 22,552,300 shares issued and outstanding respectively	37,552	22,552
Additional Paid in Capital	1,562,658	1,277,658
Accumulated Deficit	(1,755,420)	(1,429,565)

Total Stockholders' Equity	(155,210)	(129,355)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

F - 2	Page - 11

NETPARTS.COM, INC.
(a development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the six months ended	For the six months ended	For the three months ended	For the three months ended	on April 21, 1999
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$1,000

Operating Expenses
General & Administrative	325,855	152,481	10,202	96,988	1,756,420

Total Operating Expenses	325,855	152,481	10,202	96,988	1,756,420

Operating Income (Loss) before discontinued operations	(325,855)	(152,481)	(10,202)	(96,988)	(1,755,420)

(Loss) from discontinued operations	-	-	-	-	-
(Loss) from disposal of discontinued operations	-	-	-	-	-

Net (loss) from operations	(325,855)	(152,481)	(10,202)	(96,988)	(1,755,420)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(325,855)	$(152,481)	$(10,202)	$(96,988)	$(1,755,420)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.30)

Weighted Average Shares Outstanding	36,972,190	14,339,773	37,552,300	14,390,879	5,873,027

The accompanying notes are an integral part of these financial statements.

F - 3	Page - 12

NETPARTS.COM, INC.
(a development Stage Company)
Statement fo Cash Flows
(Unaudited)

	For the six months ended
	June 30,			From inception
	through June 30,			on April 21, 1999
	2003		2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(325,855)		$(152,481)	$(1,755,420)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-		-	-
Stock Issued for Services	298,500		50,000	1,398,710
Stock issued to reduce payables	1,500		-	101,500
Interest on notes payable - related party	-		-	33,824
Change in Assets and Liabilities	-		-	-
(Increase) in interest receivable	-		-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	25,855		102,481	121,386

Net Cash Provided(Used) by Operating Activities	-		-	(100,000)

Cash Flows from Investing Activities
Cash paid for investments	-		-	-

Net Cash Provided (Used) by Investing Activities	-		-	-

Cash Flows from Financing Activities
Sale of Common Stock	-		-	100,000

Net Cash Provided(Used) by Financing Activities	-		-	100,000

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	$-		$-	$-

Cash Paid For:
Interest	$-		$-	$-

Income Taxes	$-	$	$ -	$-

The accompanying notes are an integral part of these financial statements.

F - 4	Page - 13

NETPARTS.COM, INC.
Notes to the Financial Statements
June 30, 2003

GENERAL

Netparts.com, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

F - 5	Page - 14