Form 10QSB/A
period 2003-06-30
NETPARTS COM
filed 2003-08-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

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

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . On July 1, 2003, by Majority Shareholder Action, persuant to the laws of Nevada, the following proposal was adopted:

To empower and direct the Officers to effect a ten to one reverse split of the common stock of this corporation; provided that, (1) fractional shares shall be rounded up; (2) no shareholder shall be reversed to less than 100 shares; and (3) no shareholder owning 100 shares or less shall be reversed. The purpose of the saving clauses (2) and (3) is to protect small shareholders from reduction to less than a marketable 100 share lot

Item 5. Other Information . As current matters, after the period covered by this report: (1) we have effected a name chage, as indicated on the cover of this report. On or about July 15, 2003, Christorpher Patton-Gay was appointed as a third and additional Director of this corporation. July 24, 2003, Christophrer Paton-Gay was selected President and Chief Executive Officer prospectively, by the Board of Directors. Mr. Paton-Gay has not participated in the review or certification of this reporting quarter.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Ceritification Pursuant TO 18 USC Section 1350

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

/s/Donald Jackson Wells                                                           /s/Joseph A. Kane
Donald Jackson Wells                                                                        Joseph A. Kane
           president (retiring)/director                                                 secretary/treasurer/director

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