Form 10QSB
period 2003-09-30
TURNER VALLEY OIL & GAS INC
filed 2003-11-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2003

Commission File Number: 0-30891

Turner Valley Oil & Gas, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	91-1980526

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

6160 Genoa Bay Road, Duncan B.C. Canada	V9L 5Y5

(Address of principal executive offices)	(Zip Code)
(250) 746-1551
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of 9/30/03, the number of shares of common stock outstanding was 52,973,934 .

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

formerly
NetParts.com, Inc.
3131 Southwest Freeway #46, Houston TX 77098

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Turner Valley Oil and Gas, Inc.
(Formerly NetParts.com, Inc.)
(A Development Stage Company

Financial Statements

September 30, 2003

Page - 2

Turner Valley Oil and Gas, Inc.
(Formerly NetParts.com, Inc.)
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Current Assets
Cash	$37,073	$-
Other Receivable	227	-

Total Current Assets	37,300	-

Property & Equipment, Net	88,080	-

Total Assets	$125,380	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$43,873	$95,531
Accounts Payable - Related Party	104,588	-
Convertible Debentures	150,000	-
Notes Payable - Related Party	-	33,824

Total Current Liabilities	298,461	129,355

Total Liabilities	298,461	129,355

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
52,973,934 and 2,255,230 shares issued and outstanding respectively	52,974	2,255
Additional Paid in Capital	2,325,487	1,297,955
Accumulated Deficit During the Development Stage	(2,551,542)	(1,429,565)

Total Stockholders' Equity	(173,081)	(129,355)

Total Liabilities and Stockholders' Equity	$125,380	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

Turner Valley Oil and Gas, Inc.
(Formerly NetParts.com, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on April 21, 1999
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$1,000

Operating Expenses
General & Administrative	796,122	19,184	1,121,977	116,172	2,552,542

Total Operating Expenses	796,122	19,184	1,121,977	116,172	2,552,542

Net Operating Income (Loss)	(796,122)	(19,184)	(1,121,977)	(116,172)	(2,551,542)

Net Income (Loss)	$(796,122)	$(19,184)	$(1,121,977)	$(116,172)	$(2,551,542)

Net Income (Loss) Per Share	$(0.02)	$(0.01)	$(0.07)	$(0.08)	$(0.94)

Weighted Average Shares Outstanding	38,611,855	1,546,348	15,416,821	1,471,249	2,722,569

The accompanying notes are an integral part of these financial statements.

Page - 4

Turner Valley Oil and Gas, Inc.
(Formerly NetParts.com, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From Inception
				on April 21, 1999
	For the Nine Months Ended			Through
	September 30,		September 30,
	2003		2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(1,121,977)		$(116,172)	$(2,551,542)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-		-	-
Stock Issued for Services	851,652		100,000	1,951,862
Interest on notes payable - related party	(33,824)		-	-
Stock Issued for Accounts Payable	226,599			326,599
Change in Assets and Liabilities	-		-	-
(Increase) in other receivable	(227)		-	(227)
Increase (Decrease) in Accounts Payable and Accrued Expenses	52,930		16,172	148,461

Net Cash Provided(Used) by Operating Activities	(24,847)		-	(124,847)

Cash Flows from Investing Activities
Cash paid for property	(88,080)		-	(88,080)

Net Cash Provided (Used) by Investing Activities	(88,080)		-	(88,080)

Cash Flows from Financing Activities
Proceeds from Deposit for Common Stock	150,000		-	150,000
Sale of Common Stock	-		-	100,000

Net Cash Provided(Used) by Financing Activities	150,000		-	250,000

Increase (Decrease) in Cash	37,073		-	37,073

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	37,073		-	$37,073

Cash Paid For:
Interest	$-		$-	$-

Income Taxes		$	$ -	$-

Non-Cash Activities:
Stock issued for services	$851,652		$100,000	$1,951,862

Stock issued for accounts payable & accrued interest	$226,599		$-	$326,599

The accompanying notes are an integral part of these financial statements.

Page - 5

Turner Valley Oil and Gas, Inc.
(Formerly NetParts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

GENERAL

Turner Valley Oil & Gas Ltd. (formerly Netparts.com, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

NAME CHANGE

On July 24, 2003, the Company changed its name from NetParts.com, Inc. to Turner Valley Oil and Gas, Inc.

ACQUISITION OF OIL & GAS PROPERTIES

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company’s senior management has set out a rework program for this well. The rework program calls for an acid wash and acid stimulation of the producing formation. The Company has agreed to participate in the program. The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at 2.66 MMCF/Day, representing a 40% increase over initial production rates.

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.

On September 29, 2003, the Company entered into a purchase agreement to acquire 10% of a cased gas-well in the northwest of Alberta. The Company will earn 8% before initial payout (BPO) of its investment and 4% after the initial (APO) investment has been paid. The well was

Page - 6

Turner Valley Oil & Gas Ltd.
(Formerly NetParts.com, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

ACQUISITION OF OIL & GAS PROPERTIES (CONTINUED)

drilled in 1999 by Poco Petroleums and ceased after initial testing. Burlington Resources acquired Poco Petroleums and neglected to identify a Crown lease expiring on October 28, 2003.

Following negotiations with Burlington the lease was assigned to another operator in consideration of a gross overriding royalty and the new operator has prepared a re-completion program to be carried out prior to the expiration of the lease. To prevent the lease from expiring, the Operator, on behalf of the Company, must have the rig located on the well sit and prove gas flow before October 28, 2003. Failure to site the rig in time will result in the loss of the lease. In such a case, the Company would receive a 100% refund of the funds advanced against the re-completion AFE. The 10% participation will earn 8% BPO and 4% APO. The purchase price of the property was $42,966 (US).

COMMON STOCK

In August 2003, the Company issued 9,487,504 shares of common stock in settlement of $28,953 of accounts payable and services valued at $113,360.

In July 2003, the Company issued 39,729,200 shares of common stock for settlement of $196,146 of accounts payable and services valued at $439,792.

In July 2003, the Board of Directors authorized a 1 for 10 reverse split. An additional 2,000 shares of common stock were issued due to rounding. These financial statements have been retroactively restated for the reverse split.

In January 2003, the Company issued 1,500,000 shares of common stock for services valued at $298,500 and settlement of $1,500 of accounts payable.

Page - 7

ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation . In our last previous Quarterly Report of June 30, 2003, we announced our intention to enter the oil and gas industry. We have done so, and commenced operations. We have acquired certain rights to drill and test.

On July 24, 2003, this corporation changed its name from NetParts.com, Inc . to Turner Valley Oil and Gas, Inc. There has been no change of control of this Corporation, although we have new and expanded management in place.

The Strachan Property. On August 20, we agreed to purchase a 1% interest in a producing gas well, located at 2-2-38W5 Red Deer, Alberta Canada. The gas production rate, at the time we purchased, fluctuated between 1.5 and 2 million cubic feet of gas per day ("MMCF/Day"). We have set out a rework program for this well. The program called for an acid stimulation of the producing formation. The program was completed on October 15, 2003 (after the close of this reporting quarter), and as of October 20, 2003, the production rates have stabilized at 2.66 MMCF/Day. This represents a 40% increase over the initial rates. The purchase price was $45,114 (US) ($68,000.00 (CAN)).

Part of the agreement we purchased a 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Section 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price was $45,114 (US).

The Karr Property. On September 29, 2003, we purchased 10% of a cased gas-well in northwestern Alberta. We will earn 8% before initial payout ("BPO") of our investment (of $42,996 (US)), and 4% after ("APO") our initial investment has been recovered.

The well was drilled in 1999 by Poco Petroleums and ceased after initial testing. Burlington Resources acquired Poco Petroleums but neglected to identify a Crown lease expiring on October 28, 2003. Burlington assigned the lease to another operator, for a gross royalty override. The new operator has prepared a re-completion program to be done before the Crown lease might expire. In order to prevent the lease from expiring, a rig must be located on the well site, and gas flow must be proved before October 28, 2003. An application for extension is pending before the Crown Administration, because flooding prevented access. The extension, if allowed, would be for a sufficient period to accomplish the required operations. If the extension be disallowed, we would receive a refund of 100% of the funds advanced against the re-completion AFE.

(b) Discussion and Analysis of Financial Condition and Results of Operations. Our most recent quarter reflects significant activity in launching operations, and increase in cash from financing. We have raised some cash form investor subscriptions, and entered into operation arrangements as outlined above. Accordingly, comparison of current periods with corresponding periods are not particularly insightful. We remain a development stage company, for the reason that we have not proven ourselves by revenue generation. We have recorded no revenues in the current quarter, nor the previous three quarters, nor in any of the corresponding quarters of 2002. For the reasons outlined in the previous sub Item (a), our expenses and current accumulated deficit have increased substantially.

Page - 8

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. In July 2003, we effected a 1 for 10 reverse split of our common stock. An additional 2,000 shares were issued as the result of rounding fractional shares.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . On July 1, 2003, by Majority Shareholder Action, pursuant to the laws of Nevada, the following proposal was adopted:

To empower and direct the Officers to effect a ten to one reverse split of the common stock of this corporation; provided that, (1) fractional shares shall be rounded up; (2) no shareholder shall be reversed to less than 100 shares; and (3) no shareholder owning 100 shares or less shall be reversed. The purpose of the saving clauses (2) and (3) is to protect small shareholders from reduction to less than a marketable 100 share lot

Item 5. Other Information . On or about July 15, 2003, Christopher Patton-Gay was appointed as a third and additional Director of this corporation. July 24, 2003, Christophrer Paton-Gay was elected President and Chief Executive Officer prospectively, by the Board of Directors. On July 24, 2003, this corporation changed its name from NetParts.com, Inc . to Turner Valley Oil and Gas, Inc. There has been no change of control of this Corporation, although we have new and expanded management in place.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2003 , has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil & Gas, Inc.

Dated: November 14, 2003
by

/s/Christopher Paton-Gay Christopher Paton-Gay president director	/s/Donald Jackson Wells Donald Jackson Wells director	/s/Joseph Kane Joseph Kane director

Page - 10

Exhibit 31

Section 302 Certification

Page - 11

   CERTIFICATIONS PURSUANT TO SECTION 302

I, Christopher Paton-Gay , president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2003;

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

Dated: November 14 , 2003             /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 12

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 13

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Netparts.com, Inc. , now renamed Turner Valley Oil & Gas, Inc. , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay , president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003
/s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 14

Exhibit A

Press Releases

Page - 15

Turner Valley Oil and Gas Announces Two Acquistions

CALGARY, AB, Oct. 16, 2003 (MARKET WIRE via COMTEX) -- Turner Valley Oil and Gas (OTC BB: TVOG)

The Turner Valley Project

Turner Valley Oil and Gas is pleased to announce that it has acquired a working interest (ten percent) in a deep well (6-31-20 3W5M) previously drilled and cased in the Turner Valley area of Southern Alberta, Canada. Furthermore, the Company has also acquired a working interest (ten percent) in 7 offsetting sections (4,480 acres) of land in the Turner Valley area. Four previously untested potential gas zones have been identified as targets for a well re-completion program commencing immediately. The first stage of the re-completion includes the perforation and testing of both the Brown and Cadomin sands followed by a flow test on each of the sands. Following completion of these tests, bottom hole pressure recorders will be run for a 21 day test and then the Company will assess the known pressure gradients.

The Strachan Project

The Company has also announced that it has acquired a working interest (one percent) in a producing gas well at 2-22-38-9W5 located west of Red Deer in Central Alberta, Canada. This well is identified as the Strachan well and currently produces between 1.5 and 2 million cubic feet of gas per day. The Company has agreed to participate in an acid cleanout and stimulation program on the well. This program is currently underway. The Company will be closely monitoring and assessing the new production rates resulting from the stimulation program, over the next 4 weeks.

In addition to the preceding acquisition, Turner Valley Oil and Gas also announced that it has acquired an interest (.5 percent) in 10 Sections (6400 acres) of drilling rights offsetting Sct.22-38-9W5 with identified seismic anomalies in multiple cretaceous pay zones.

ABOUT TURNER VALLEY OIL AND GAS

Turner Valley Oil and Gas is an emerging oil and gas company focused on participating in low to medium risk re-completion projects along with higher risk drilling opportunities.

Turner Valley Oil and Gas is focused on increasing production by means of continuing acquisitions, development projects and exploration drilling within a joint venture framework.

The Company's website is at: www.turvagas.com .

FORWARD LOOKING STATEMENT

This release may contain forward-looking statements within the meaning of the "safe harbour" provision of the Private Securities Litigation Reform Act of 1996, regarding Turner Valley Oil and Gas Inc.'s business or financial condition. Actual results could differ materially from those described in this news release as a result of numerous factors, some of which are outside the control of the Company.

Distributed by Filing Services Canada and retransmitted by Market Wire

Greg Werbowski
Turner Valley Oil & Gas
866 696 8864

SOURCE: Turner Valley Oil and Gas Inc.

Page - 16

Turner Valley Oil and Gas Announces Increased Post Stimulation Flow Rates on Its Strachan Gas Well

CALGARY, AB, Oct. 21, 2003 (MARKET WIRE via COMTEX) -- Turner Valley Oil and Gas (OTC BB: TVOG).

The Strachan Project

The Company announces that the acid cleanout and stimulation program on the Strachan gas well at 2-22-38-9W5 in Alberta has been completed. The operator is reporting that post stimulation production rates have increased from approximately 1.9 mmcf/day to in excess of 2.5 mmcf/day.
The Company will continue to closely monitor and assess the new production rates over the next 3 weeks.
Turner Valley Oil and Gas holds a working interest in 10 Sections (6400 acres) of drilling rights offsetting Sct.22-38-9W5 with identified seismic anomalies in multiple cretaceous pay zones.

ABOUT TURNER VALLEY OIL AND GAS

Turner Valley Oil and Gas is an emerging oil and gas company focused on participating in low to medium risk re-completion projects along with higher risk drilling opportunities.

Turner Valley Oil and Gas is focused on increasing production by means of continuing acquisitions, development projects and exploration drilling within a joint venture framework.

FORWARD LOOKING STATEMENT

This release may contain forward-looking statements within the meaning of the "safe harbour" provision of the Private Securities Litigation Reform Act of 1996, regarding Turner Valley Oil and Gas Inc.'s business or financial condition. Actual results could differ materially from those described in this news release as a result of numerous factors, some of which are outside the control of the Company.

Distributed by Filing Services Canada and retransmitted by Market Wire

Contact:

Mr. Greg Werbowski
Investor Relations
866 696 8864
ir@turvagas.com

SOURCE: Turner Valley Oil and Gas Inc.

Page - 17

Turner Valley Oil and Gas Announces Karr Acquisition

CALGARY, AB, Nov. 13, 2003 (MARKET WIRE via COMTEX) -- Turner Valley Oil and Gas (OTC BB: TVOG).

The KARR PROJECT

Turner Valley Oil and Gas is very pleased to announce that it has acquired a working interest in a high impact joint venture project near Grande Prairie in northwest Alberta to re-complete a cased gas well for production. This exploratory well was drilled in 1999 by Poco Petroleum and cased after initial testing. Poco Petroleum was later acquired by Burlington Resources.

This is an exceptional opportunity for Turner Valley Oil and Gas to participate in a single well re-entry project in the Karr area of Alberta in TWP 63 Range 3 W6M. Two sections of mineral rights have also been acquired, with the potential for a follow up re-entry/redrill in the adjoining section. This project targets the Banff zone in the well at 8-24-63-3W6, which tested gas flow at a final rate of 3MMcf/d along with 1,745 bbl/day of condensate. The Banff zone is an over-pressured reservoir with approximately 7500 psig bottom-hole pressure.

The Company has acquired an 8% BPO (before payout) working interest with a 4% APO (after payout) working interest in these properties. In addition, the same ownership interest extends to the connector pipeline grid. For the purposes of simplifying the completion, a low cost drill out of the existing bridge plug, perforating and an acid frac stimulation is planned. The Company has fully funded its share of this project.

Initial flow rates are projected to be 3 MMcf/d and 750 bbl/d of condensate with an annual18% decline rate. Gross reserves are estimated at 4.7 billion cubic feet of gas and 1.25 million barrels of liquids (Condensate).

The Rig and all re-completion equipment are scheduled to move on to the well site and to commence work on or about Saturday, November 15, 2003.
About Turner Valley Oil and Gas

Turner Valley Oil and Gas is an emerging oil and gas company focused on participating in low to medium risk re-completion projects along with higher risk drilling opportunities.

Turner Valley Oil and Gas is focused on increasing production by means of; continuing acquisitions, development projects and exploration drilling within a joint venture framework.

The Companies website is at: www.turvagas.com .

Forward Looking Statement

This release may contain forward-looking statements within the meaning of the "safe harbour" provision of the Private Securities Litigation Reform Act of 1996, regarding Turner Valley Oil and Gas Inc.'s business or financial condition. Actual results could differ materially from those described in this news release as a result of numerous factors, some of which are outside the control of the Company.

Distributed by Filing Services Canada and retransmitted by Market Wire

Contact:

Turner Valley Oil and Gas
Toll Free: (866) 696-8864

SOURCE: Turner Valley Oil and Gas Inc.

Page - 18