Form 10KSB
period 2003-12-31
TURNER VALLEY OIL & GAS INC
filed 2004-03-31
CIK 1098343

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30891

For the Year ended December 31, 2003

Turner Valley Oil & Gas, Inc.

Nevada                                                              91-1980526
(Jurisdiction of Incorporation)                              (I.R.S. Employer Identification No.)

6160 Genoa Bay Rd.
Duncan, British Columbia
Canada                    V9L 5Y5

Registrant's telephone number, including area code:   1 866 696 8864

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

[   ] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Issuer's Revenues most recent fiscal year: None

As of 12/31/02, the number of shares of common stock outstanding was 42,560,984.

As of 12/31/03, the number of shares held by non-affiliates was approximately 30,016,100 shares, with a market value of $11,406,118 based on low bid of $0.38

Exhibit Index is found on page 16

Page - 1

INTRODUCTION

PART I

ITEM 1. Description of Business
(a) Form and Year of Organization
(b) Our Business

ITEM 2. Description of Property

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Stockholder Matters
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock 2002

ITEM 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation
(b) Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Financial Statements

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Controls and Proceedures

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K
(b) Exhibits
(c) Form 8-K Reports

Page - 2

INTRODUCTION

This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our". On July 24, 2003, we changed our corporate name, to Turner Valley Oil and Gas, Inc, and entered a new and different business.

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

PART I

ITEM 1. Description of Business.

(a) Form and Year of Organization. Our Corporation, NetParts.com, Inc., was duly incorporated in Nevada on April 21, 1999, with the intention of creating a series of 16 specialized auto salvage yards. On July 24, 2003, we changed our corporate name, to Turner Valley Oil and Gas, Inc, and entered a new and different business. As of our last Annual Report, we had 22,552,300 shares issued and outstanding. As a subsequent event, in January of 2003, we sold Eradio Diaz 15,000,000 new investment shares of common stock for $1,500.00, cash. On July 1, 2003, we effected a ten to one Reverse Split of our common stock.

Except as indicated, issuances were made pursuant to Section 4(2) of the securities act of 1933, to non-affiliates.

Current Year Issuances before and after the most recent 10 to 1 reverse	Previous Shares Amounts	Current Shares Amounts

Carried from 12/31/02	22,552,300	2,255,230
In January of 2003, we sold Eradio Diaz 15,000,000 new investment shares of common stock for $1,500.00, cash, pursuant to ?4(2) of the Securities Act of 1933. Affiliate when issued.	15,000,000	1,500,000

On July 1, 2003, we effected a ten to one Reverse Split of our common stock. Rounding fractional shares		2,000
During July, 2003, we issued 39,729,200 post-split shares of common stock for settlement of $196,146 of accounts payable and services valued at $679,792		39,729,200
In August 2003, we issued 9,487,504 post-split shares of common stock in settlement of $28,971 of accounts payable valued at $113,360		9,487,504
On October 21, 2003, we issued 2,000, 000 post-split shares of common stock for services rendered on our behalf totaling $100,000		2,000,000
On November 21, 2003, we issued 650,000 post-split shares of common stock for cash at a total value of $365,000, to Officers, Directors and Managers, pursuant to Registration (Form S-8). Affiliates.		650,000
During 2003, we issued a total of 3,628,570 post-split shares of common stock for cash at a total value of $365,000		3,628,570
During 2003, we cancelled 16,691,520 former affiliate shares		(16,691,520)
Total Issued and Outstanding 12/31/03		42,560,984

Page - 3

(b) Our Business. Turner Valley Oil and Gas Inc. ("TVOG") is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary has acquired a solid base of oil and gas properties located in the western basin of Alberta, Canada. These properties provide Turner Valley Oil and Gas Inc. with a firm foothold in the oil and gas sector. It is Managements intent to continue to add proven producing, development and exploration properties during 2004. As is the case with all of our properties, the Company has taken all necessary actions to commence operations on these properties as quickly as possible and this has been done. The nature of the oil and gas business requires that the Management and Board remain diligent in assessing risk and insisting that the Company's Operators work in strict compliance with all prevailing legislation. This has been done.

Risk Tolerance

Our risk tolerance would best be described as conservative in nature. Although we recognize that oil and commodity pricing is reaching all time highs we standardly apply flat pricing at a discount to market, in our risk analysis. We will only participate in programs that are; extremely well researched, fit within our financial capacity and have undergone stringent independent reviews. If a problem should occur at any time in the life of the property, Management has developed an exit strategy for each property that will allow us to cap our potential for loss. These exit stratagems are for internal use only.

Our Focus for 2004: Q1 and Q2

Management is primarily focusing on our Triangle lands in these quarters. We hold a 25% interest in all of these lands.

TVOG through its wholly owned subsidiary, TV Oil and Gas Canada Limited, has over 9,000 acres of prime exploration lands in the Triangle project and it is Management's position that Triangle best represents the future of TVOG. In the 4thQ of 2003 wells have been drilled by two Major Oil and Gas Companies directly offsetting our lands. As information pertaining to the drilling results of these wells becomes available to the Company and our Partners, we will be assessing and extrapolating the data.

Further to this, TV Oil and Gas Canada Limited and our Operator/Partner, Win Energy Inc. have commissioned an Independent review of all properties in which our Company participates. This Confidential review is being conducted by one of the largest and most respected Geologic and Engineering firms in Calgary. The Company's share of the cost of this exhaustive study has been funded.

Page - 4

Win Energy Inc. is a fully operating Canadian private oil and gas Company that TV Oil and Gas Canada Ltd. has partnered with on all of the Company’s land / well holdings. Win Energy is a licensed producer of oil and gas in Canada and has its Head Office in Calgary, Alberta, Canada. TV Oil and Gas does not hold an interest in this Company as of this filing date.

Should the Independent 3rd. party review support our internal evaluations, then we will move to participate in a 2 well drilling program in Q2. Each well is projected to cost between $3,000,0000 and $4,000,000 gross, to drill and equip. The risk analysis has been completed and once confirming data is received in April 2004, we will make further announcements detailing its intentions.

We are taking a very conservative view of future oil and gas commodity pricing. We believe that this best serves our shareholders and imposes a higher than average standard as we work through our risk assessments.

As a complement to this primary focus, our Partners and we are also reviewing the construction of a gas plant and pipeline matrix to serve the major Oil and Gas Companies that are active in the area. This proposed processing plant would accommodate both our gas production and other's gas production, on a throughput fee basis. The plant is being designed to accommodate 10 million cubic feet of gas per day with the capability of upgrade to 20 million cubic feet per day. In addition, a delivery pipeline providing a tie in to a major gas line into the United States forms a significant part of the current reviews. The preliminary work is currently underway.

Financings

TVOG is challenged by the need to raise additional capital. To that end, a capital-financing plan is currently being developed by Management, in consultation with outside advisors. This plan, when completed, will address our capital requirements for the balance of 2004. We will be announcing our intentions once this plan is completed and reviewed by the Board of Directors.

Management believes that TVOG has been prudent in its affairs and has been very diligent in building real value for our shareholders. This will continue throughout the 2004 fiscal period.

DESCRIPTION OF OIL & GAS PROPERTIES

The Strachan Property.

On August 20, 2003, we entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company's senior management has set out a rework program for this well. The rework program calls for an acid wash and acid stimulation of the producing formation. The Company has agreed to participate in the program. The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at approximately 2.01 MMCF/Day.

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.

The Karr Property.

On September 29, 2003, we entered into a purchase agreement to acquire 10% of a cased gas-well in the northwest of Alberta. We will earn 8% before initial payout (BPO) of its investment and 4% after the initial (APO) investment has been paid. The well was drilled in 1999 by Poco Petroleums and ceased after initial testing. Burlington Resources acquired Poco Petroleums.

Page - 5

Following negotiations with Burlington the lease was assigned to another operator in consideration of a gross overriding royalty and the new operator has prepared a re-completion program to be carried out prior to the expiration of the lease. This re-completion work is entering phase 2, which is to equip the well with full production facilities. The gross estimated cost of these facilities is $250,000 Canadian.

As of March 23, 2004, SunOcean Energy Ltd., operator of the Karr well in Northwest Alberta at 8-24-63-3W6 has advised the following:

(1) The Department. of License and Lease Continuation of Alberta Energy has served notice that the Petroleum and Natural Gas Lease # 0597100844 containing the Karr well, has been officially validated.

(2) Based on the recent test results carried out by the operator, the government agency has classified 8-24-63-3W6 as an oil well.

(3) It is a new pool discovery, which is eligible for a Crown Royalty holiday.

(4) An application is being prepared to the EUB license to place the well on production.

(5) It is anticipated that first production will begin in May/04 depending on road accessibility.

The 10% participation will earn 8% Before Payout of all capital expenditures and 4% After payout of all capital expenses. The purchase price of the property was $42,966 (US).

The Turner Valley Project

On October 10th 2003, we entered into a purchase agreement to acquire 10% of a cased gas-well south west of Calgary. We will earn 10% after the initial investment has been paid (APO). The gas well was drilled in 1969 by Shell Oil for deep oil potential in the Turner Valley Formation (drill depth 10,803 feet). An oil pay zone was encountered but watered out after 5 years of production and was subsequently abandoned by Shell Oil. We have a 7.5% working interest in 7 sections (4480 acres) of offset land.

We have participated in a major well stimulation program on this well. The well has been declared as having tight hole status by the Operator pending reviews of the engineering and geologic data gathered during the initial work over phase of this well. We, in concert with our Operator, are currently evaluating the results of the workover that was completed in March of 2004.

Triangle Lands

On November 28th 2003, we entered into a purchase agreement to acquire 25% interest in leases containing 9287 gross acres (5350 Net Acres) within 17 sections of land extending along a regional structural trend in the southwest Alberta Foothills Belt for approximately 30 miles. Based on geologic and seismic surveys, the leases are located on Triangle shaped structures that have prospective gas reserves. These properties are currently being evaluated by a major Calgary, Alberta, Canada, based Evaluation Firm. This independent geologic and reservoir engineering review will be available to the Company's operating Partner in early April, 2004.

Page - 6

ITEM 2. Description of Property.

The Company’s Canadian subsidiary’s registered office is located at 6160 Genoa Bay Road, Duncan, British Columbia, V9L 5Y5, Canada. The Company has no lease commitments on this office premise. The Company has no plant or equipment that has been capitalized in the financial statements for the year ended December 31st, 2003.

ITEM 3. Legal Proceedings.

There are no legal proceedings pending against we, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On July 1, 2003, the Officers were empowered and directed to effect the Reverse Split so authorized by shareholders. The Record date was the close of business July 17, 2003 and Date of Entitlement ("Execution Date") was be July 18, 2003 The split was be pursuant to a mandatory share exchange, resulting in a new trading symbol. The Reverse Split was authorized as follows:

   To empower and direct the Officers to effect a ten to one reverse split of the common stock of this corporation; provided that, (1) fractional shares shall be rounded up; (2) no shareholder shall be reversed to less than 100 shares; and (3) no shareholder owning 100 shares or less shall be reversed. The purpose of the saving clauses (2) and (3) is to protect small shareholders from reduction to less than a marketable 100 share lot. To empower and direct the Officers to effect a ten to one reverse split of the common stock of this corporation; provided that, (1) fractional shares shall be rounded up; (2) no shareholder shall be reversed to less than 100 shares; and (3) no shareholder owning 100 shares or less shall be reversed. The purpose of the saving clauses (2) and (3) is to protect small shareholders from reduction to less than a marketable 100 share lot.

The Remainder of this Page is Intentionally left Blank

Page - 7

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and had never before traded in brokerage transactions.

period	high bid	low bid	volume

1st 2002	None	None	None
2nd 2002	None	None	None
3rd 2002	2.30	1.75	8,000
4th 2002	5.05	2.20	22,000
1st 2003	8.00	1.30	36,960
2nd 2003	1.05	0.25	31,320
3rd 2003	0.51	0.05	15,567,840
4th 2003	0.62	0.38	57,099,320

Source: Yahoo Finance

(b) Holders. There are approximately 88 shareholders of record of our common stock, giving effect to shares held in brokerage accounts.

(c) Dividends. No dividends have been paid by us on the Common Stock or other Stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of we and other factors that the Board of Directors may deem relevant.

(d) Sales of Unregistered Common Stock 2002. On October 24, 2002 we issued 20,000,000 pre-split New Investment Shares to Credito Del Golfo S.A., for $1,500.00. In January of 2003, we sold Eradio Diaz 15,000,000 new investment shares of common stock for $1,500.00, both for cash, pursuant to section 4(2) for cash.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. We have changed our plan of operations to a sole focus on; exploration for, development drilling for, and transmission facilities for the production and sale of oil and gas. To reflect this change, we changed our name to Turner Valley Oil & Gas Corporation, and incorporated a wholly owned Canadian subsidiary named T.V Oil & Gas Canada Limited. This Company is a Federal Canadian Registered Company and complies with all applicable laws within Canada.

Our financial statements contain the following additional material notes:

(Note 2-Going Concern) The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the explorations of the leases, and then to begin producing oil and/or gas/or both to sell under contract and thereby generate the necessary funds to continue operations.
(b) Discussion and Analysis of Financial Condition and Results of Operations.

(1) Liquidity. Our net working capital for the year ended December 31, 2003 was $9,095, compared to $(129,355) for the same period last year. The increase in working capital was due to a private placement raising $365,000. To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

(2) Results of Operations. General and administrative costs for the year ended December 31 2003 decreased by 9% to $1,134,466, when compared to $1,240,008, for the same period last year. The majority of the costs relate to services provided by legal and accounting professionals. There are no known trends or uncertainties excepting those herein disclosed, that will have a material impact on revenues.

During the year ended December 31, 2003 the Company had no operating revenues. However, it acquired working interests in four oil and gas properties, which are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centered in Alberta, Canada.

The Strachan Property

In addition to the property description in the attached financial statements for the year ended December 31, 2003, we expect to receive oil and gas revenues from its 1% interest during the next fiscal year.

The Karr Property

In addition to the property description in the attached financial statements for the year ended December 31, 2003, our operator of the Karr well in Northwest Alberta at 8-24-63-3W6 advised the following;

Page - 8

1. The Department of license and Lease Continuation of Alberta Energy have served notice that the Petroleum and Natural Gas Lease containing the Karr well has been officially validated.

2. Based on the recent test results carried out by the operator, the government agency has classified 8-24-63-3W6 as an oil well.

3. It is a new pool discovery, which is eligible for a Crown royalty holiday.

4. An application is being prepared to the EUB license to place the well into production.

5. It is anticipated that first production will begin during May 2004 depending on road accessibility.

We are currently engaged in an internal review of our ongoing commitment to this project. Our review will center around the economic recovery of the ongoing costs and potential for profit, together with the costs already paid on this project.

The Turner Valley Project

In addition to the property description in the attached financial statements for the year ended December 31, 2003, we are reviewing ours ongoing commitment to this project. The review currently underway, will include the ongoing costs of participation and the economic recovery of those costs in the short term.

Triangle Lands

In addition to the property description in the attached financial statements for the year ended December 31, 2003, we are currently engaged in a significant independent evaluation being conducted by McDaniels Consulting of Calgary, Alberta, Canada. It is expected that this confidential report will be available to the company in early April 2004; and we will be making our drilling intentions public soon thereafter. Our internal evaluations indicate significant potential for Turner Valley Oil and Gas and it is Management's position that it intends to focus our attention on this area. There will be a substantial requirement for us to capitalize a drilling program in the second Quarter of 2004, should we proceed with the proposed exploration plans. We expect to announce our intentions regarding this financing plan, next following the completion of Management's internal reviews of all data currently being assessed.

Cautionary Statements

There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to our current shareholders and us. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. While Management has expressed confidence in the attainment of profitability sooner, rather than later, projects and even reasonable expectations are not outcomes yet. There is no absolute assurance that even our best laid plans and most diligent operations will succeed.

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2003 be included and filed with the Securities and Exchange Commission.

Audited Financial Statements for the years ended December 31, 2003, 2002, and from inception, April 14, 1999, are included and provided as Attachment AFK-02. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been selectively reproduced in the preceding Item 6.

Page - 9

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Page - 10

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

The following persons are the Directors of Registrant, having taken office from the inception of the issuer, except as indicated, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

Our New CEO

On July 15, 2003, Christopher Paton-Gay, was appointed as a third and additional Director of this corporation. Mr. Paton-Gay was elected Chief Executive Officer, and Sole Interim Officer, of this corporation. From 1975 to date, Mr. Paton-Gay has acquired extensive and solid knowledge and experience in the Oil and Gas Industry, and participated in a considerable number of Oil and Gas acquisitions. From 1975 through 2003, he was engaged in private and public Board Governance, especially focusing on the Oil and Gas industry in the United States and Canada, serving as officer and director. In 1988 he successfully concluded a significant joint venture with Jardine Matheson of Hong Kong. In the period, 1991-1995, Westport Resources. of which he was majority shareholder and CEO, completed a number of acquisitions including, among others, Home Oil's Heavy Oil Interests at Kitscoty, Alberta and Saskoil's production in Joarcam, Leduc Woodbend, and other Central Alberta fields, including a number of high capacity gas plants.

Directorships:
	1975-76	General Manager CKMK Radio
	1975-81	Founder, President JCPG Advertising (Edmonton)
	1977-78	Deputy Chief of Protocol, Commonwealth Games (Edmonton)
	1977	President, Trustee, Damlin Equities Corporation, Ltd.
	1981-85	Director, Legal Oil and Gas Ltd.
	1984-90	Chairman/CEO Amtec Oil and Gas Limited
	1985-90	Director Explorers and Producers Association of Canada
	1966-91	Chairman/President Legas Asset Management Ltd.
	1991	Chairman Lindam Holdco, Inc.
	1991	Chairman/President Lindam Oil and Gas Partnership (Joarcam) Ltd.
	1991-96	Chairman/President/Director Westport Resources Ltd.
	1990	Chairman/President C-H Oil and Cattle Company Ltd.
	1995-99	Trustee Vice Chairman Foothills School Board Alberta
	1996-99	Director Alberta School Board Association
	1997-99	Trustee Alberta Employee Benefits Plan ($361,000,000)
	1996-99 2003 2003 2004	Director PICA Commission, Alberta Power Deregulation Governor Queen Margaret’s School Member of Lending Committee, Future Corp. Cowichan Elected Chairman of the Board – Win Energy Corporation

Mr. Paton-Gay studied International Economics at the Sorbonne in Paris, 1968-1971, taking his Bachelorate in economic and political science at University of Guelph, 1971-74. He studied at the Faculty of Law, at the University of Calgary from 1989-91. Following his studies in Masters of Business administration, in 1975, he served as Executive Assistant to the President, CEO, British Columbia Forest Products, responsible for the interface between the President's Office and our 600-ton per day Pulp Mill.

Page - 11

In 1971, he was a Member of the Canadian Bobsled Team, World Championships Cervinia Italy. In 1974, he was a member of the United Nations Tour of the Peoples Republic of China, the first student group to be granted a 6-week visa to enter that country. 1999-2002, he indulged his passion for yachting, covering some 23,000 nautical miles on aboard his 71-foot racing schooner, USA, Mexico, Hawaii and Canada, and raced the Southern California Circuit. He competed in the America's Schooner Cup Races, in San Diego California, in 2001 and 2002, taking first place in Class in both years. He is the holder of the Canadian Water Ski speed record, 96.73 mph in 1968.

He is literate in English, French and German.

Our Continuing Directors

Donald Jackson Wells, age 59, is a Director. He has also served as the President of ACX Industries, Inc. since 1988, and is the President for Colonial Industries, Inc. He has over twenty-five years experience in all phases of the automobile industry, including nine years as the owner-operator of one of Houston's largest recycling operations, and six years as an independent automobile broker. He has served, on many occasions, as an automotive consultant to banks and financial institutions and as an expert automobile industry witness in court cases. In addition to his affiliation with this corporation, he is the owner of Wells Investments, which, through its subsidiaries, is a State of Texas licensed dealer of motorized vehicles. He attended south Texas University and the University of Houston, is a member of the National Automobile Dealers association (NADA), the Houston Automobile Dealers Association, and the Harris County Used Auto and Truck Parts Association.

Joseph A. Kane, age 61, is a Director. He has held the position of Secretary and Treasurer with ACX Industries, Inc. since 1990, is also secretary and treasurer of Colonial Industries, Inc. He is an attorney admitted to practice in both State and Federal Courts, and a member of the bar of the Supreme Court of the United States. He is currently serving as chief auditor for a division of a large hotel chain. From 1988 to 1990, he was employed as Director of Operations for a Texas based Life Insurance Company. Previously he was engaged in private practice of law and small business consulting for 14 years. He earned his Bachelor of Science, Business and Economics, from the Illinois Institute of Technology, a Master of Business Administration from Michigan State University, and his Juris Doctor from Loyola University School of Law.

Page - 12

ITEM 10. Executive Compensation.

Summary Compensation, Table A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

					Long Term Compensation

	Annual Compensation				Awards		Payouts

a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compensation ($)	f Restricted Stock Awards ($)	g Securities Under- lying Options Sirs (#)	h LTIP Payouts ($)	I All Other Compensation ($)

Christopher Paton-Gay, Chairman, CEO	2003	12,500	0	0	20,000	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Donald Jackson Wells, Director	2003	0	0	0	5,000	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Joseph A. Kane Director	2003	0	0	0	5,000	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Page - 13

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

   Common Stock
Name and Address of Beneficial Owner	Share Ownership	%

Christopher Paton-Gay President Chairman 6160 Genoa Bay Rd. Duncan, B.C. V9L 5Y5Director	400,000	0.94
Donald Jackson Wells 3131 S.W. Freeway #46 Houston TX 77098Director	100,800	0.24
Joseph Kane 3131 S.W. Freeway #46 Houston TX 77098Director	180,000	0.42

All Officers and Directors as a Group	680,800	1.60

Credito del Golfo Avenida Federico Boyd Edificio Universal Penthouse Panama 5 Panama	11,864,084	27.88
All Other Affiliates	11,864,084	27.88

All Affiliates	12,544,884	29.48

Total Issued and Outstanding	42,560,984	100.00
All Affiliates	(12,544,884)	(29.48)

Indicated Total Non-Affiliate Ownership	30,016,100	70.53

(a) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization and profitability.

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

Changes in Internal Accounting. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Page - 14

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.

(a) Attachments.

(31) Certification pursuant to 18 USC Section 302.

(32) Certification pursuant to 18 USC Section 1350.

(AC-99.1) Audit Committee Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2003, 2002 and from Inception.

(b) Exhibits. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation: (3.2) By-Laws, incorporated herein by this reference.

(c) Form 8-K Reports. None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Turner Valley Oil & Gas, Inc.

Dated: March 31, 2004
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 15

Exhibit 31

Section 302 Certification

 CERTIFICATIONS PURSUANT TO SECTION 302

   I, Christopher Paton-Gay, certify that:

1. I have reviewed this Annual report on Form 10-KSB of Turner Valley Oil & Gas, Inc.;

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

Dated: March 31, 2004
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 16

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 17

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

   CERTIFICATION OF CUSTODIAN

   In connection with the Annual Report of Turner Valley Oil & Gas, Inc.., a Nevada corporation (the "Company"), on 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, Sole Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2004
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 18

Turner Valley Oil & Gas, Inc.
6160 Genoa Bay Road
Duncan, British Columbia
Canada, V9L 5Y5
Form Type: 10-KSB
AUDIT COMMITTEE REPORT

The Audit Committee of Turner Valley Oil & Gas, Inc. ("TVOG") is composed of the Corporation's Board of Directors. The members of the Committee are Donald Jackson Wells and Joseph A. Kane. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firm's independence.

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Dated: March 31, 2004
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 19

TURNER VALLEY OIL & GAS CORPORATION

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Page - 20

C O N T E N T S

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial statements

Page - 21

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Turner Valley Oil & Gas Corporation
Duncan B.C. Canada

We have audited the accompanying consolidated balance sheets of Turner Valley Oil & Gas Corporation (formerly NetParts.com, Inc.) (a Development Stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Turner Valley Oil & Gas Corporation as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses, and is dependent upon financing to continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2004

Page - 22

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Consolidated Balance Sheet

	December 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$9,394	$-

Total Current Assets	$9,394	-

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 3)
Properties not subject to amortization	300,672	-
Accumulated amortization	-	-

Net Oil and Gas Properties	300,672	-

TOTAL ASSETS	$310,066	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$299	$95,531
Notes payable – Related Party	-	33,824

Total Current Liabilities	299	129,355

Total Liabilities	299	129,355

STOCKHOLDERS’ EQUITY (Note 4)
Common stock; par value $0.001 per share; authorized
100,000,000 shares; 42,560,984 and 2,255,230 shares
issued and outstanding, respectively, retroactively restated	42,561	2,255
Capital in excess of par value	2,836,249	1,297,955
Accumulated deficit	(2,567,325)	(1,429,565)
Other Comprehensive Income	(1,718)	-

Total Stockholders’ Equity	309,767	(129,355)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY$	310,066	$-

 The accompanying notes are an integral part of these financial statements.

Page - 23

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Consolidated Statement of Operations

			From
			Inception on
			April 21, 1999
	For the Years Ended		through
	December 31,		December 31,
	2003	2002	2003

REVENUE	$-	$-	$1,000

Total Revenue	$-	-	1,000

EXPENSES
General and administrative	1,134,466	1,240,008	2,565,031

Total Expenses	1,134,466	1,240,008	2,565,031

NET OPERATING LOSS	(1,134,466)	(1,240,008)	(2,564,031)
OTHER INCOME (EXPENSES)
Interest expense	(3,294)	-	(3,294)

Total Other Income (Expenses)	(3,294)	-	(3,294)

NET LOSS	$(1,137,760)	$(1,240,008)	$(2,567,325)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.26)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	40,647,839	4,744,486	40,647,839

COMPREHENSIVE INCOME
Net Loss	$(1,137,760)	$(1,240,008)	$(2,567,325)
Other Comprehensive Income:
Foreign Currency Translation	(1,718)	-	(1,718)

Comprehensive Income (Loss)	$(1,139,478)	$(1,240,008)	$(2,569,043)

The accompanying notes are an integral part of these financial statements.

Page - 24

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From Inception on April 21, 1999 through December 31, 2003

	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Deficit

Balance at inception on
April 21, 1999	41,080	$41	$5,094	$-	$-

Shares issued for cash at
$0.05 per share,
retroactively restated	16,000	16	99,984	-	-

Net loss for the year ended
December 31, 1999	-	-	-	-	(96,935)

Balance, December 31, 1999	57,080 57	105,078		-	(96,935)

Net loss for the year ended
December 31, 2000	-	-	-	-	(27,242)

Balance, December 31, 2000	57,080	57	105,078	-	(124,177)

Net loss for the year ended
December 31, 2001	-	-	-	-	(65,380)

Balance, December 31, 2001	57,080	57	105,078	-	(189,557)

Shares issued for debt
reduction, retroactively
restated	8,000	8	99,992	-	-

Shares issued for services at
$0.05 per share, retroactively
restated	2,190,150	2,190	1,092,885	-	-

Net loss for the year ended
December 31, 2002	-	-	-	-	(1,240,008)

Balance, December 31, 2002	2,255,230	2,255	1,297,955	-	(1,429,565)

Shares issued for services at
$0.02 per share, retroactively
restated	1,500,000	1,5000	298,500	-	-

The accompanying notes are an integral part of these financial statements.

Page - 25

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From Inception on April 21, 1999 through December 31, 2003

	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Deficit

Rounding due to stock split	2,000	2	(2)	-	-

Shares issued for accounts
payable at $0.05 per share	8,000,000	8,000	392,000	-	-

Shares issued for services at
$0.015 per share	31,729,200	31,729	444,209	-	-

Share issued for services at
$0.015 per share	9,487,504	9,488	132,825	-	-

Shares issued for accounts
payable at $0.05 per share	2,000,000	2,000	98,000	-	-

Shares issued for accounts
payable at $0.05 per share	650,000	650	31,850	-	-

Cancellation of common
shares	(16,691,520)	(16,692)	(220,459)	-	-

Shares issued for cash at
$0.05 per share	3,000,000	3,000	147,000	-	-

Shares issued for cash at
$0.30 per share	100,000	100	29,900	-	-

Shares issued for cash at
$0.35 per share	528,570	529	184,471	-	-

Foreign Currency Translation	-	-	-	(1,718)	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(1,137,760)

Balance, December 31, 2003	42,560,984	$42,561	$2,836,249	$(1,718)	$(2,567,325)

The accompanying notes are an integral part of these financial statements.

Page - 26

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Consolidated Statement of Cash Flows

			From
			Inception on
			April 21,
	For the Years Ended		2001 through
	December 31,		December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,137,760)	$(1,240,008)	$(2,567,325)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Common stock issued for services rendered	987,001	1,095,075	2,087,211
Common stock issued for retirement of accounts payable	226,599	100,000	326,599
Non-cash effect from foreign currency translation	(1,718)	-	(1,718)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable-related party	(33,824)	-	-
Increase (decrease) in accounts payable	(95,232)	44,933	299

Net Cash Provided (Used) by Operating Activities	(54,934)	-	(154,934)

CASH FLOW FROM INVESTING ACTIVITIES
Expenditures for oil and gas property development	(300,672)	-	(300,672)

Net Cash (Used) by Investing Activities	(300,672)	-	(300,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	365,000	-	465,000

Net Cash Provided by Financing Activities	365,000	-	465,000

NET INCREASE (DECREASE) IN CASH	9,394	-	9,394
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	-	-	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,394	$-	$9,394
CASH PAID FOR:
Interest	$3,294	$-	$3,294
Income taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES:
Common stock issued for services rendered	$987,001	$1,095,075	$2,087,211
Common stock issued to retire accounts payable	$226,599	$100,000	$326,599

The accompanying notes are an integral part of these financial statements.

Page - 27

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization

The Company was incorporated under the laws of Nevada on April 21, 1999 as NetParts.com. The Company was originally organized to create a series of 16 specialized auto salvage yards whereby the salvageable components would be inventoried on a computer and listed on the internet. The Company, changed their operations and their name on July 24, 2003 to Turner Valley Oil & Gas Corporation. On August 1, 2003, the Company incorporated T.V. Oil & Gas Canada Limited, a wholly owned subsidiary, into the financial statements of the Company.

B. Revenue and Cost Recognition

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

C. Basis of Consolidation

The consolidated financial statements include the accounts of Turner Valley Oil & Gas Corporation (formerly NetParts.Com, Inc) and T.V. Oil & Gas Canada Limited. All significant inter-company accounts and transactions have been eliminated in the consolidation.

D. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss)	Shares		Per-Share
	(Numerator)	(Denominator	)	Amount
For the year ended December 31, 2003:
Basic EPS
Income (loss) to common stockholders	$(1,137,760)	$40,467,839		$(0.03)

For the year ended December 31, 2002:
Basic EPS
Income (loss) to common stockholders	$(1,240,008)	$4,744,486		$(0.26)

Page - 28

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 E. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.
F. Income Taxe
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	December 31,	December 31,
	2003	2002
Deferred tax assets:
Net operation loss carry-forwards	$2,600,000	$1,400,000
Total Deferred Tax Assets	884,000	476,000
Valuation allowance for deferred tax assets	(884,000)	(476,000)
	$-	$-

At December 31, 2003, the Company has net operating losses of $2,567,325 which expire beginning in 2019.
G. Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

Page - 29

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H. New Technical Pronouncement
In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company’s consolidated financial statements.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company’s consolidated financial statements.

Page - 30

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise additional funds to continue the exploration of the leases, and then to begin producing oil and/or gas/or both to sell under contract and thereby generate the necessary funds to continue operations.

NOTE 3 – ACQUISITION OF OIL & GAS PROPERTIES

Strachan Property

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

Page - 31

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 3 – ACQUISITION OF OIL & GAS PROPERTIES (continued)

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114

Karr Property

On September 29, 2003, the Company entered into a purchase agreement to acquire 10% of a cased gas-well in the northwest of Alberta. The Company will earn 8% before initial payout (BPO) of its investment and 4% after the initial (APO) investment has been paid. The well was drilled in 1999 by Poco Petroleums and ceased after initial testing. Burlington Resources acquired Poco Petroleums.

Following negotiations with Burlington the lease was assigned to another operator in consideration of a gross overriding royalty and the new operator has prepared a re-completion program to be carried out prior to the expiration of the lease. This re-completion work is entering phase 2 which is to equip the well with full production facilities. The gross estimated cost of these facilities is $250,000 Canadian. The 10% participation will earn 8% BPO and 4% APO. The purchase price of the property was $44,430.

Turner Valley Project

On October 10, 2003, the Company entered into a purchase agreement to acquire 10% of a cased gas-well south west of Calgary. The Company will earn 10% after the initial investment has been paid (APO). The gas well was drilled in 1969 by Shell Oil for deep oil potential in the Turner Valley Formation (drill depth 10,803 feet). An oil pay zone was encountered but watered out after 5 years of production and was subsequently abandoned by Shell Oil. The Company has a 7.5% working interest in 7 sections (4480 acres) of offset land. The purchase price of this property was $18,427.

Triangle Lands

On November 28, 2003, the Company entered into a purchase agreement to acquire 25% interest in leases containing 9287 gross acres (5350 net acres) within 17 sections of land extending along a regional structural trend in the southwest Alberta Foothills Belt for approximately 30 miles. Based on geologic and seismic surveys, the leases are located on Triangle shaped structures that have prospective gas reserves. Acquisition of this property amounted to $192,700.

Page - 32

TURNER VALLEY OIL & GAS CORPORATION

(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 4 - STOCK TRANSACTIONS

On January 5, 2003, the Company issued 15,000,000 pre-split shares of common stock for services rendered on behalf of the Company totaling $298,500, and in satisfaction of accounts payable totaling $1,500.

On July 1, 2003, the Company enacted a 10 for 1 reverse split of it’s common stock. Stock has been retroactively restated to reflect this split.

During July 2003, the Company issued 39,729,200 post-split shares of common stock for settlement of $196,146 of accounts payable and services valued at $679,792.

In August 2003, the Company issued 9,487,504 post-split shares of common stock in settlement of $28,971 of accounts payable and services valued at $113,360.

On October 21, 2003, the Company issued 2,000,000 post-split shares of common stock for services rendered on behalf of the Company totaling $100,000.

On November 21, 2003, the Company issued 650,000 post-split shares of common stock valued at $32,500 for professional services rendered in behalf of the Company.

During 2003, the Company issued a total of 3,628,570 post-split shares of common stock for cash at a total value of $365,000.

In April 2002, the Company purposed a 2 for 1 forward split of its outstanding common stock. In October of 2002, the Company enacted a 25 for 1 reverse split of its common stock. During the year, 80,000 shares of common stock was issued to reduce a payable by $100,000. In October 2002, 21,901,500 shares of common stock was issued for services rendered totaling $1,095,075.

Page - 33