Form 10QSB
period 2004-03-31
TURNER VALLEY OIL & GAS INC
filed 2004-05-17
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2004

Commission File Number: 0-30891

Turner Valley Oil & Gas, Inc.
(Exact name of Registrant as specified in its charter)

Nevada                                  91-1980526
(Jurisdiction of Incorporation)                   (I.R.S. Employer Identification No.)

6160 Genoa Bay Road, Duncan B.C. Canada                                    V9L 5Y5
(Address of principal executive offices)                                                         (Zip Code)

Registrant's telephone number, including area code:           (250) 746-1551

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of 9/30/03, the number of shares of common stock outstanding was 42,560,984.

Transitional Small Business Disclosure Format (check one): yes [    ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2004, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Turner Valley Oil & Gas Incorporated
(A Development Stage Company)
Unaudited Financial Statements
March 31, 2004

Page - 3

Turner Valley Oil & Gas Incorporated
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current Assets

Cash	$24,233	$9,394

Total Current Assets	24,233	9,394

Oil and Gas Properties Using Full Cost Accounting

Properties not subject to amortization	237,814	300,672
Accumulated Amortization	-	-

Net Oil and Gas Properties	237,814	300,672

Total Assets	$262,047	$310,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable	$11,816	$299
Notes Payable - Related Party	25,000	-

Total Current Liabilities	36,816	299

Total Liablilities	36,816	299

Stockholders' Equity

Common Stock; Par Value $.001 Per Share; Authorized
100,000,000 Shares; 42,560,984 Issued and Outstanding	42,561	42,561
Capital in Excess of Par Value	2,836,249	2,836,249
Deficit Accumulated During the Development Stage	(2,651,646)	(2,567,325)
Other Comprehensive Income	(1,933)	(1,718)

Total Stockholders' Equity	225,231	309,767

Total Liabilities and Stockholders' Equity	$262,047	$310,066

The accompanying notes are an integral part of these financial statements.

Page - 4

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Operations
(Unaudited)

			From
			Inception on
	For the three	For the three	April 21, 1999
	months ended	months ended	through
	March 31,	March 31,	March 31,
	2004	2003	2004

REVENUE	$-	$-	$1,000

Total Revenue	$-	$-	$1,000

EXPENSES

General & Administrative	18,255	315,653	2,583,286

Total Expenses	18,255	315,653	2,583,286

NET OPERATING LOSS	(18,255)	(315,653)	(2,582,286)

OTHER INCOME (EXPENSES)

Royalty Income	5,006	-	5,006
Abandonment of Oil & Gas Property	(71,072)	-	(71,072)
Interest Expense	-	-	(3,294)

Total Other Income (Expenses)	(66,066)	-	(69,360)

NET LOSS	$(84,321)	$(315,653)	$(2,651,646)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.37)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	42,560,984	36,385,633	7,167,380

COMPREHENSIVE INCOME

Net Loss	$(84,321)	$(315,653)	$(2,651,646)

Other Comprehensive Income:
Foreign Currency Translation	(1,933)	-	(1,933)

Comprehensive Income (Loss)	$(86,254)	$(315,653)	$(2,653,579)

The accompanying notes are an integral part of these financial statements.

Page - 5

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Cash Flows

			From
			Inception on
	For the three months ended		April 21, 1999
			through
	March 31,	March 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(84,321)	$(315,653)	$(2,651,646)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on Abandonment of Property	71,072	-	71,072
Common Stock Issued for Services Rendered	-	298,500	2,087,211
Common Stock Issued for Retirement of Accounts Payable	-	1,500	326,599
Non-cash effect from foreign currency translation	(215)	-	(1,933)
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	11,517	15,653	11,816

Net Cash Provided(Used) by Operating Activities	(1,947)	-	(156,881)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for Oil & Gas Property Development	(8,214)	-	(308,886)

Net Cash Provided (Used) by Investing Activities	(8,214)	-	(308,886)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock	-	-	465,000
Cash received from Notes Payable-Related Party	25,000	-	25,000

Net Cash Provided(Used) by Financing Activities	25,000	-	490,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	14,839	-	24,233

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,394	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,233	$-	$24,233

Cash Paid For:
Interest	$-	$-	$3,294
Income Taxes	$-	$-	$-

Common Stock Issued for Services Rendered	$-	$-	$2,087,211
Common Stock Issued to Retire Accounts Payable	$-	$-	$326,599

The accompanying notes are an integral part of these financial statements.

Page - 6

Turner Valley Oil & Gas Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2004

GENERAL

Turner Valley Oil & Gas Incorporated, (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

OIL & GAS PROPERTIES

During the period ended March 31, 2004, the Company wrote-off a total of $71,072 for their respective investments in the Burlington Karr and Turner Valley properties. The Company’s management concluded that it would not be economic for the Company to continue its investment in these properties.

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

The Turner Valley Project. On October 10, 2003, We entered into a purchase agreement to acquire 10% of a cased gas-well south west of Calgary. We were to earn 10% after the initial investment had been paid out (APO). The gas well was drilled in 1969 by Shell Oil for deep oil potential in the Turner Valley Formation (drill depth 10,803 feet). An oil pay zone was encountered but watered out after 5 years of production and was subsequently abandoned by Shell Oil. We had a 7.5% working interest in 7 sections (4480 acres) of offset land. The purchase price of this property was $18,427. Following our extensive internal reviews, Management decided to exit from this property due to the continuing uncertainty of the economic recovery of the increasing costs of participation and the costs already incurred on this project. This project is considered to be outside the boundaries of our risk tolerance policy. The costs of exiting from this property were $3,735, in addition to writing off the original investment amounts.

The Karr Property. On September 29, 2003, We entered into a purchase agreement to acquire 10% of a cased gas-well in the northwest of Alberta. We were to have earned 8% before initial payout (BPO) of its investment and 4% after the initial (APO) investment had been paid out. The well was drilled in 1999 by Poco Petroleums and ceased after initial testing. Burlington Resources acquired Poco Petroleums. Following negotiations with Burlington the lease was assigned to another operator in consideration of a gross overriding royalty and the new operator commenced a re-completion program to be carried out prior to the expiration of the lease. This re-completion work is now entering phase 3. Future estimated AFEs (Authorizations for Expenditures) now total more than 1.5 million Canadian dollars. The gross estimated cost was to be $250,000 Canadian. The 10% participation was to have earned 8% BPO and 4% APO. The purchase price of the property was $44,430. Following our extensive internal reviews, Management decided to exit from this property due to the continuing uncertainty of the economic recovery of the increasing costs of participation and the costs already incurred on this project. This project is considered to be outside the boundaries of our risk tolerance policy. The costs of exiting from this property were $4,480 in addition to writing off the original investment amounts.

Triangle Lands. On November 28, 2003, We entered into a purchase agreement to acquire 25% interest in leases containing 9287 gross acres (5350 net acres) within 17 sections of land extending along a regional structural trend in the southwest Alberta Foothills Belt for approximately 30 miles. Based on geologic and seismic surveys, the leases are located on Triangle shaped structures that have prospective gas reserves. Acquisition of this property amounted to $192,700. We are currently engaged in a significant independent evaluation being conducted by a very prominent Oil and Gas Evaluation Firm in Calgary, Alberta, Canada. It was expected that this confidential report will be available to us in by the end of spring 2004, and we will be making its drilling intentions public soon thereafter. Our internal evaluations indicate significant potential for Turner Valley Oil and Gas and it is Management?s position that it intends to focus our attention on this area. There will be a substantial requirement for us to capitalize a drilling program in the second Quarter of 2004, should we proceed with the proposed exploration plans. We expect to announce our intentions regarding this financing plan, next following the completion of Management?s internal reviews of all data currently being assessed.

Page - 8

Our net working capital for the quarter ended March 31, 2004 was a negative $(12,583), compared to $9,095 for the year ended December 31, 2003. The decrease in working capital was due to costs associated with abandonment of oil and gas properties and costs relating to our operations. To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations. There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies. There are no known trends or uncertainties excepting those herein disclosed, that will have a material impact on revenues.

During the quarter ended March 31, 2004, we had royalty revenues of $5,006, which were received from our working interest in the Srtachan Property. We have not added any further working intere3st in oil anjd gas producing properties during this reporting quarter. All of our properties are geologically and physically independent of each other. They are all located in the Western Canadian Geologic Basin, centered in Alberta Canada. General and administrative costs for the quarter ended March 31, 2004 decreased by 94% to $18,355, when compared to $315,653, for the same period last year. The decreases in costs were caused by a reduction in services provided by legal and accounting professionals.

Page - 9

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2004, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

   Turner Valley Oil and Gas, Inc.

Dated: May 17, 2003
by

/s/Christopher Paton-Gay	/s/Donald Jackson Wells	/s/Joseph Kane
Christopher Paton-Gay president director	Donald Jackson Wells director	Joseph Kane director

Page - 11

Exhibit 31

Section 302 Certification

Page - 12

   CERTIFICATIONS PURSUANT TO SECTION 302

   I, Christopher Paton-Gay, president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2004;

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

Dated: May 17, 2003            /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 13

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 14

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Netparts.com, Inc., now renamed Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 17, 2003            /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 15