Form 10QSB
period 2004-06-30
TURNER VALLEY OIL & GAS INC
filed 2004-08-12
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended June 30, 2004

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

42,560,984 shares off common stock were outstanding as of June 30, 2004.

49,634,554 shares off common stock were outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended June 30, 2004, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Turner Valley Oil & Gas, Inc.
(a Development Stage Company)
Unaudited Financial Statements

June 30, 2004

Page - 3

Turner Valley Oil & Gas Incorporated
Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current Assets
Cash	$2,535	$9,394

Total Current Assets	2,535	9,394

Oil and Gas Properties Using Full Cost Accounting

Properties not subject to amortization	237,814	300,672
Accumulated Amortization	-	-

Net Oil and Gas Properties	237,814	300,672

Total Assets	$240,349	$310,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$13,254	$299
Interest Payable	374	-
Notes Payable - Related Party	25,000	-

Total Current Liabilities	38,628	299

Total Liablilities	38,628	299

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
100,000,000 Shares; 43,493,484 and 42,560,984 Shares
Issued and Outstanding, respectively	43,493	42,561
Capital in Excess of Par Value	3,021,817	2,836,249
Deficit Accumulated During the Development Stage	(2,861,110)	(2,567,325)
Other Comprehensive Income	(2,479)	(1,718)

Total Stockholders' Equity	201,721	309,767

Total Liabilities and Stockholders' Equity	$240,349	$310,066

The accompanying notes are an integal part of theses financial statements.

Page - 4

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Operations
(Unaudited)
					From
					Inception on
					April 21, 1999
	For the Three Months Ended		For the Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	March 31,
	2004	2003	2004	2003	2004

REVENUE	$-	$-	$-	$-	$1,000

Total Revenue	$-	$-	$-	$-	$1,000

EXPENSES

Consulting Fees	172,176	-	182,600	-	182,600
Professional Fees	30,425	-	36,477	-	36,477
General & Administrative	6,701	10,202	8,480	325,855	2,573,511

Total Expenses	209,302	10,202	227,557	325,855	2,792,588

NET OPERATING LOSS	(209,302)	(10,202)	(227,557)	(325,855)	(2,791,588)

OTHER INCOME (EXPENSES)

Royalty Income	212	-	5,218	-	5,218
Abandonment of Oil & Gas Property	-	-	(71,072)	-	(71,072)
Interest Expense	(374)	-	(374)	-	(3,668)

Total Other Income (Expenses)	(162)	-	(66,228)	-	(69,522)

NET LOSS	$(209,464)	$(10,202)	$(293,785)	$(325,855)	$(2,861,110)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.32)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	43,227,055	37,552,300	42,894,020	36,972,190	8,898,093

COMPREHENSIVE INCOME

Net Loss	$(209,464)	$(10,202)	$(293,785)	$(325,855)	$(2,861,110)

Other Comprehensive Income:
Foreign Currency Translation	(546)	-	(2,479)	-	(2,479)

Comprehensive Income (Loss)	$(210,010)	$(10,202)	$(296,264)	$(325,855)	$(2,863,589)

The accompanying notes are an integal part of theses financial statements.

Page - 5

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the three months ended		through
	June 30,		March 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(293,785)	$(325,855)	$(2,861,110)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on Abandonment of Property	71,072	-	71,072
Common Stock Issued for Services Rendered	186,500	298,500	2,273,711
Common Stock Issued for Retirement of Accounts Payable	-	1,500	326,599
Non-cash effect from foreign currency translation	(761)	-	(2,479)
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	12,955	25,855	13,254
Increase (Decrease) in Interest Payable	374	-	374

Net Cash Provided(Used) by Operating Activities	(23,645)	-	(178,579)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for Oil & Gas Property Development	(8,214)	-	(308,886)

Net Cash Provided (Used) by Investing Activities	(8,214)	-	(308,886)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock	-	-	465,000
Cash received from Notes Payable-Related Party	25,000	-	25,000

Net Cash Provided(Used) by Financing Activities	25,000	-	490,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(6,859)	-	2,535

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,394	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,535	$-	$2,535

Cash Paid For:
Interest	$-	$-	$3,294
Income Taxes	$-	$-	$-

Common Stock Issued for Services Rendered	$186,500	$298,500	$2,273,711
Common Stock Issued to Retire Accounts Payable	$-	$1,500	$326,599

The accompanying notes are an integal part of theses financial statements.

Page - 6

Turner Valley Oil & Gas Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2004

GENERAL

Turner Valley Oil & Gas Incorporated, (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

STOCKHOLDERS’ EQUITY
During the period ended June 30, 2004, the Company issued 932,500 shares of common stock to consultants and directors of the Company for services rendered. The shares were issued at $.20 per share. Accordingly, common stock and additional paid-in-capital were charged $932 and $185,568, respectively.

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(A)   PLAN OF OPERATION.

The Company changed its plan of operations to a sole focus on; exploration for, development drilling for, and transmission facilities for the production and sale of oil and gas. To reflect this change, the Company changed its name to Turner Valley Oil & Gas Corporation, and incorporated a wholly owned Canadian subsidiary named T.V Oil & Gas Canada Limited. This Company is a Federal Canadian Registered Company and complies with all applicable laws within Canada.

Our financial statements contain the following additional material notes:

(Note 2-Going Concern) The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to execute its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to execute their business plan, thus creating necessary operating revenues.

(Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended June 30, 2004 the Company had royalty revenues of $212, which were received from its working interest in the Strachan property. The Company has not added any further working interests in oil and gas producing properties during the quarter ended June 30, 2004. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

The Strachan Property

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

Page - 8

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114. The reduction in royalty revenues for the quarter was caused by scheduled maintenance of oilrigs and related equipment.

Triangle Lands

TURNER VALLEY OIL AND GAS (TVOG) has now completed Phase One of its restructuring by focusing on the Triangle Property comprised of 13,416 gross acres of exploration lands.

The Company, through its wholly owned subsidiary TV Oil and Gas Canada Limited exchanged all of TV’s interests in the Triangle Region for consideration of $1,418,768 CDN. TV Oil and Gas has realized a substantial value enhancement given that the Company’s initial investment in these lands was $250,000 CDN earlier this year. In lieu of cash consideration, TV Oil and Gas has received 1,300,303 common voting shares of Win Energy Corporation. Our common shares position represents approximately 9% ownership of WIN ENERGY fully diluted as at August 10, 2004.

WIN Energy has completed a Financing resulting in Gross Proceeds of $8,152,400 CDN; and, WIN is in the process of applying for a listing on the Toronto Exchange.

WIN has also partnered with 2 Major Oil and Gas Companies (Petrocan and Talisman Energy) to fulfill its immediate drilling plans.

As a result of this transaction, Turner Valley Oil and Gas will now be able to particpate in the multi-well drilling program without further cash calls for drilling and completion expenditures (the approximate cost of this fall program is $15 Million CDN to the 100% interest) via our share ownership in WIN ENERGY, commencing immediately.

NEXT PHASE (currently underway) of Turner Valley Oil and Gas Inc’s business plan will be to:
  continue to hold our total share interests in WIN Energy pending WIN’s public listing.
  to potentially participate directly in the future exploration and drilling programs planned for the Triangle Lands as a working interest partner.
  TVOG will continue to investigate its financing options in order to participate directly Concurrent with the above, TVOG is currently reviewing a number of substantial exploration opportunities in Canada, the United States and Offshore. The Company will continue these efforts over the course of the 3rd and 4th Qs.
  And to monitor WIN’s significant drilling program which is currently underway.

Page - 9

WIN Energy is in the process of applying for a Listing of its shares for trading on the Toronto Exchange. WIN has committed to achieving this listing by mid January of 2005. TVOG will continue to assist WIN in these efforts.

Our Chairman and President, Christopher Paton-Gay, was elected Chairman of WIN Energy. He holds directly and indirectly 98,333 shares of WIN Energy Corporation.

THE BUSINESS of WIN ENERGY CORPORATION

WIN Energy Corporation holds interests in petroleum and natural gas rights in the Hillsprings, North Cowley, Pincher Creek, South Cowley, Todd Creek (collectively, the "Southern Alberta Foothills Belt"), Strachan and Turner Valley areas of Alberta. In addition, the Corporation owns all of the issued and outstanding Securities of Triangle Resources Inc. ("Triangle"), which in turn holds interests in petroleum and natural gas rights in the Southern Alberta Foothills Belt.

Pursuant to asset purchase agreements each dated May 25, 2004, as amended, between the Corporation and various interest holders (collectively, the "Asset Purchase Agreements"), the Corporation acquired interests in petroleum and natural gas rights in the Southern Alberta Foothills Belt, Strachan and Turner Valley areas of Alberta on the basis of approximately 0.91 Common Shares for each $1.00 of value attributed to such interests pursuant to the independent engineering reports of McDaniel & Associates Consultants Ltd. of Calgary, Alberta Canada ("McDaniel").

Pursuant to an offer to purchase dated May 25, 2004 between the Corporation and each of the shareholders of Triangle (collectively, the "Share Exchange Agreements"), the Corporation agreed to acquire all of the issued and outstanding Class "A" voting common shares of Triangle. The Class "A" Shares of Triangle were acquired in exchange for Common Shares of the Corporation utilizing a value of $0.46 for each Class "A" common share of Triangle and a value of $1.00 for each Common Share. The acquisition by the Corporation of the Class "A" common shares of Triangle closed effective June 15, 2004.
The interests acquired by the Corporation pursuant to the Asset Purchase Agreements and the Share Exchange Agreements contain various exploration and development prospects. See "Business of the Corporation - Long Term Objectives" and "Business of the Corporation - Short Term Objectives and How We Intend to Achieve Them". The prospects for the Southern Alberta Foothills Belt and Turner Valley areas were generated by Odin Capital Inc. ("Odin"). As part of the consideration for the generation by Odin of the prospects in the Southern Alberta Foothills Belt and Turner Valley areas from 1998 to 2004, Triangle and the joint venture partners of Odin granted a gross overriding royalty ("GORR") to Odin of 3%, provided that, with respect to one section in the Turner Valley area, the GORR is 2% rather than 3% (collectively, the "Odin GORRs"). When the Corporation acquired the interests from the various interest holders pursuant to the Asset Purchase Agreements, the interests were encumbered by the Odin GORRs. The issued and outstanding shares of Odin Capital Inc. are beneficially owned, directly or indirectly, or controlled by Peter Philipchuk, the President, Director and a promoter of the Corporation, as to a 50% interest and Matthew Philipchuk, the Vice President, Operations and promoter of the Corporation, as to a 50% interest.

Page - 10

The following table, based on the report dated as of June 18, 2004 of McDaniel, summarizes the Corporation's interests in undeveloped land acquired by the Corporation pursuant to the Asset Purchase Agreements and the Share Exchange Agreements.

The fair market value of the Corporation's interests in undeveloped land contained in the following table has been estimated by McDaniel and does not necessarily represent the actual fair market value of the Corporation's interests in such undeveloped land. The actual fair market value may be greater or less than as set forth herein. There is no assurance that the estimated fair market value of the Corporation's interests in such undeveloped land will be realized and variances could be material. Other assumptions and qualifications relating to the fair market value are included in the McDaniel report.

							Estimated Company Share of Fair Market Value

	Acreage included in Reserves Report		Unproven Acreage				Unproven Acreage

Area	Gross Area Acres	Net Area Acres	Gross Area Acres	Net WI Area Acres	Net CI NP MT Area Acres	Total Net Area Acres	Working Interest ($)	NP CI&MT ($)	Royalty Interest ($)	Assigned Reserves Added Land Value ($)	Total Acreage Value ($)

Hillsprings	0	0	1,440	1,119	0	1,119	2,659,132	0	0	0	2,659,132
North Cowley	0	0	1,920	1,918	0	1,918	2,510,885	0	0	0	2,510,885
Pincher Creek	0	0	1,736	1,693	0	1,693	61,362	0	0	0	61,362
South Cowley	0	0	320	160	60	220	36,385	20,215	0	0	56,600
Strachan	640	78	6,080	611	0	611	174,704	0	0	0	174,704
Todd Creek	0	0	640	528	0	528	489,240	0	0	0	489,240
Turner Valley	0	0	1,280	322	0	322	566,492	0	0	0	566,492

Total	640	78	13,416	6,351	60	6,411	6,498,200	20,215	0	0	6,518,415

Notes:
(1)   "Gross" acres means the total number of acres in which the Corporation has an interest.
(2)   "Net" acres means the aggregate of the percentage interests of the Corporation in the gross acres.
The following is a summary of the petroleum and natural gas reserves and the value of future net revenue of the Corporation as evaluated by McDaniel attributable to the Corporation's interests in a well in the Strachan area acquired by the Corporation pursuant to the Asset Purchase Agreements. The pricing used in the forecast price evaluation is set forth in the notes to the table.

The estimated future net revenue contained in the following table does not necessarily represent the fair market value of the Corporation's reserves. There is no assurance that the forecast price and cost assumptions contained in the McDaniel report will be attained and variances could be material. Other assumptions and qualifications relating to costs and other matters are included in the McDaniel report. The recovery and reserves estimates on the Corporation's properties described herein are estimates only. The actual reserves on the Corporation's properties may be greater or less than those calculated.

Page - 11

Total Reserves and Net Present Value
Forecast Prices as of April 1, 2004

	Share of Remaining Reserves (mmcf)		Share of Net Present Values ("NPV") Before Income Tax (000's$)(4)(5)

	Gross(1)	Net(2)	@0.0%	@5.0%	@10.0%	@15.0%	@20.0%

Total Probable Reserves
Natural Gas	45.3	43.7	184.4	170.9	159.1	148.8	139.8
Total			184.4	170.9	159.1	148.8	139.8

Total Proved & Probable Reserves
Natural Gas	45.3	43.7	184.4	170.9	159.1	148.8	139.8
Total			184.4	170.9	159.1	148.8	139.8

BOE Reserves & NPV/BOE(3)
Total Probable	7.5	7.3	24.46	22.67	21.11	19.74	18.54
Total Proved & Probable	7.5	7.3	24.46	22.67	21.11	19.74	18.54

Notes:
(1)   "Gross reserves" include working interest reserves before royalty deductions.
(2)   "Net reserves" include working interest after royalty deductions plus royalty interest reserves.
(3)   "BOE" means barrels of oil equivalent derived by converting gas to oil in the ratio of six thousand cubic feet of gas to one barrel of oil, which conversion ratio is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead. BOEs may be misleading particularly if used in isolation. NPV/BOE is based on Gross reserves.
(4)   Before allowance for Alberta Royalty Tax Credit
(5)   Costs associated with extraction of natural gas products have in most cases been deducted from the natural gas revenues.
(6)   "mmcf" means one million cubic feet.
(7)   "Proved" reserves are those reserves that can be estimated with a high degree of certainty to be recoverable. It is likely that the actual remaining quantities recovered will exceed the estimated proved reserves.
(8)   "Probable" reserves are those additional reserves that are less certain to be recovered than proved reserves. It is equally likely that the actual remaining quantities recovered will be greater or less than the sum of the estimated proved plus probable reserves.
(9)   The pricing assumptions used in the McDaniel report with respect to net present values of future net revenue are set forth below.

	U.S. Henry Hub Gas Price $US/Mmbtu	AECO Spot Price $C/GJ	Alberta Average Plantgate $C/Mmbtu(1)	Aggregator Plantgate $C/Mmbtu	Alberta Spot Sales Plantgate $C/Mmbtu	Sask. Prov. Gas Plantgate $C/Mmbtu	Sask. Spot Sales Plantgate $C/Mmbtu	British Columbia CanWest Plantgate $C/Mmbtu	British Columbia CanWest Wellhead $C/Mcf	B.C. Spot Sales Plantgate $C/Mmbtu

Forecast
2004 (9 mo)	5.45	6.05	6.25	6.25	6.25	6.40	6.40	6.15	6.00	6.25
2005	5.00	5.65	5.80	5.80	5.80	5.95	5.95	5.70	5.50	5.80
2006	4.50	5.10	5.20	5.20	5.20	5.40	5.40	5.10	4.85	5.20
2007	4.15	4.80	4.85	4.85	4.85	5.05	5.05	4.75	4.50	4.85
2008	4.10	4.70	4.75	4.75	4.75	4.95	4.95	4.65	4.40	4.75
2009	4.15	4.75	4.80	4.80	4.80	5.00	5.00	4.70	4.45	4.80
2010	4.25	4.90	4.95	4.95	4.95	5.15	5.15	4.85	4.60	4.95
2011	4.35	5.00	5.05	5.05	5.05	5.25	5.25	4.95	4.65	5.05
2012	4.40	5.05	5.10	5.10	5.10	5.30	5.30	5.00	4.70	5.10
2013	4.50	5.15	5.25	5.25	5.25	5.45	5.45	5.15	4.85	5.25
Note:
(1)This forecast also applies to direct sales contracts and the Alberta gas reference price used in the crown royalty calculations.

Page - 12

Long Term Objectives
Provided the Corporation's well drilling program at Hillsprings, Cowley, Todd Creek and Turner Valley is successful, the Corporation intends to achieve the following objectives within the next three years:
  undertake a multi-well development program in 2005 and 2006 at Hillsprings, Cowley, Todd Creek and Turner Valley;
  participate on one to two Devonian Reef test wells in the Strachan area; and
  construct and install a gas plant facility in 2005 in the Cowley area with capacity up to 10MMCF/Day.
Short Term Objectives and How WIN Intends to Achieve Them

What We Must do and How We Will Do It	Number of Months to Complete	Our Cost to Complete (Estimates)

What: Become a reporting issue	5	$150,000
How: Either file an initial public offering prospectus or complete a reverse take-over of a reporting issuer
What: Drill and complete Hillsprings well	6	$1,575,000
How: Joint venture
What: Equip and tie-in Hillsprings well	11	$112,500
How: Joint venture
What: Drill and complete Cowley well	7	$1,235,000
How: Joint venture
What: Re-complete Turner Valley well	4	$25,000
How: Joint venture
What: Drill and complete Todd Creek well	9	$825,000
How: Joint venture
What: Re-complete Strachan Ostracod well	6	$150,000
How: Joint venture
What: Drill Strachan Leduc well	14	$216,000
How: Joint venture
What: Seismic Acquisitions	7	$150,000
How: Purchase trade seismic
What: Drill and complete second Cowley well	6	$1,543,750
How: Joint venture
What: Drill Pincher/Cowley well	6	$750,000
How: Joint venture
What: Obtain additional seismic	6	$400,000
How: Shoot seismic
Total		$7,132,250

Page - 13

The following table sets forth the principal occupations of WIN’S directors and senior officers over the past five years.

Name	Principal Occupation and Related Experience

Christopher Paton-Gay Chairman, Director, Promoter
Chairman and Chief Executive Officer, Turner Valley Oil & Gas Inc. (a public oil and gas company) since 2003; Chairman and Chief Executive Officer of T.V. Oil & Gas Canada Ltd. (a private oil and gas company) since 2003; Chairman and Chief Executive Officer, C-H Oil and Cattle Company Ltd. since 1995 (a private oil and gas company); Trustee, Alberta School Employee Benefits Plan 1999; Trustee / Vice-Chairman, Foothills School Board 1996 - 1999; Director, Alberta School Boards Association 1996-1999; Governor, Queen Margarets School, since 2002; Member of the Lending Committee, Future Corp. B.C. since 2003; Trustee, Damlin Equities Corp. (a private investment company) since 1977.

Peter Philipchuk President, Director, Promoter
President of the Corporation since February 17, 2004; President of Triangle Resources Inc. (a private oil and gas company) from 1998 to 2004; Director of Alberta Clean Air Inc. (a private company) since 2002; Chief Executive Officer and Chairman of Odin Capital Inc. (a private oil and gas company) since 1997; independent Geologist since 1981.

David M. McGoey, C.A., Vice President, Finance and Treasurer; Director
Vice President, Finance and Treasurer and Director of the Corporation since May, 2004; Chief Financial Officer of Ross Smith Energy Group (a private engineering consulting firm) since 1998; President of David M. McGoey Professional Corporation since 1992; Chief Financial Officer of CMQ Resources Inc. (a public mineral exploration company) since 2003; Chief Financial Officer of Tristone Capital LLC (a private investment company) from 2001 to 2002; Director of Destiny Resource Services Corp. (a services company listed on the Toronto Stock Exchange) since 2003.

Matthew Philipchuk Vice President, Operations, Promoter
Vice President, Operations of the Corporation since February 17, 2004; Director of the Corporation from February 9, 2004 to May 12, 2004; President of Odin Capital Inc. (a private oil and gas company) since 1997; and Director of Excelsior Petroleums Ltd. (a private oil and gas company) since 1997.

Joseph Stepaniuk Vice President, Drilling and Production
Vice President, Drilling and Production of the Corporation since May 31, 2004; Director of Alberta Clean Inc., Director of Jedex Equipment Ltd.. Senior Production Operation Engineer / Manager with over 30 years of experience.

Victor Walls Director	President and General Manager of Border Paving Ltd. since 1972; Director of Perfect Fry Corporation (a public deep fryer manufacturer and retailer) since 2001.
Keith Hern Director
President of Gybe Resources Corporation (a private real estate development company owned by Mr. Hern and his family) since 2001. President and Chief Executive Officer of Place Resources Corporation (a public oil and gas company listed on the Toronto Stock Exchange) from 1988 to 2000.

Robert Malcolm, Q.C. Corporate Secretary	Partner of Macleod Dixon llp (a law firm) since 1999.
Robert J. Iverach, Q.C. Assistant Corporate Secretary	Partner of Felesky Flynn llp (a law firm) from 1978 to 1989 and 1994 to the present; Director of the Corporation from February 17, 2004 to May 12, 2004.

Page - 14

Win Energy Corporation
Summary of Transactions Forming Win Energy Corporation

Win Energy Corporation ("Win") was incorporated under the laws of the Province of Alberta on February 9, 2004.

Fifty Thousand Dollars ($50,000.00) was loaned to the Corporation on March 4, 2004 by 5 individuals. The loans were secured by Promissory Notes with interest at six percent (6%) per annum and each was convertible into 16,667 shares at the option of Win or the holder. Pursuant to Promissory Note Amending Agreements, each dated June 25, 2004, each promissory note was amended reducing the number of shares into which the notes could be converted from 16,667 to 13,333 and converting the principal of each Promissory Note into 13,333 shares of Win.

A number of directors, officers, family members and close personal friends of the directors and officers subscribed for shares at $0.80/share.

Pursuant to thirty (30) Asset Transfer Agreements dated May 25, 2004, as amended, various petroleum and natural gas rights were transferred to Win in exchange for shares. The Transfer of Asset Agreements were each effective June 1, 2004 and the closing documents were executed effective June 15, 2004, and held by Macleod Dixon LLP in escrow.
Pursuant to twenty-five (25) Offers to Purchase, each dated May 25, 2004, as amended by Share Exchange Amending Agreements dated June 14, 2004, all of the shareholders of Triangle Resources Ltd. ("Triangle") sold their shares of Triangle to Win in exchange for the issuance of shares of Win. All documents were executed and held in escrow by Macleod Dixon LLP.

Once Macleod Dixon LLP had received all of the executed documents respecting the transfer of assets and the purchase of shares, the documents were released from escrow on July 2, 2004.

Jennings Capital Inc. ("Jennings") acted as agent for Win under a private financing pursuant to which flow-through shares at $1.00/share and units at $0.80/share were sold. Each unit consisted of 1 non-flow-through share and 1 Special Warrant. Each ten (10) Special Warrants entitle the holder thereof to receive on exchange of the Special Warrants and for no additional consideration, one common share only if the common shares of Win are not listed for trading on a Canadian stock exchange prior to January 14, 2005. The total gross proceeds raised were $7,966,800.00 and the net proceeds were $7,341,489.71. Attached is a summary of the financings and the amount of money raised by Jennings. Jennings also was issued 640,557 agents warrants entitling it to acquire 640,557 common shares of the Corporation at a price of $1.00/share for a 2-year period, namely July 14, 2006 for 354,446 shares, July 15, 2006 for 237,804 shares and July 29, 2006 for 48,307 shares.

Page - 15

Win Energy Corporation and Triangle Resources Inc. were amalgamated under the name Win Energy Corporation effective August 1, 2004.

Summary of Financings and Total Amount Raised by Jennings Capital Inc. for WIN

Tranche #1 (July 14, 2004)	2,408,200 Flow-Through Shares 2,317,750 Units Gross Proceeds: $4,262,400.00 Net Proceeds: 3,922,428.67

Tranche #2 (July 15, 2004)	3,170,720 Flow-Through Shares Gross Proceeds: $3,170,720.00 Net Proceeds: $2,932,916.00

Tranche #3 (July 29, 2004)	92,000 Flow-Through Shares 552,100 Units Gross Proceeds: $533,680.00 Net Proceeds: $486,144.50

Total Gross Proceeds: $7,966,800.00 Total Net Proceeds: $7,341,489.71

Private Placement:	$140,000.00

Promissory Notes:	$50,000.00

Founders' Stock:	$5,600.00

Total Gross Funds:	$8,152,400.00

Page - 16

General and administrative costs for the quarter ended June 30, 2004 increased by $199,100 to $209,302 when compared to $10,202, for the same period last year. The increase in costs was caused by the recognition of stock compensation expense caused by the issuance of S-8 stock to directors and consultants. Total expenses for the six months ended June 30, 2004 decreased by 30% to $227,557 as compared to $325,855 for the same period last year.

Net loss for the quarter ended June 30, 2004 increased by $199,262 to $209,464 when compared to the same period last year. Net Loss for the six months ended June 30, 2004 decreased by 10% to $293,785 compared to the net loss of $325,855 for the six months ended June 30, 2003.

Liquidity

The Company’s net working capital for the quarter ended June 30, 2004 was a negative $(36,093), compared to $9,095 for the year ended December 31, 2003. The decrease in working capital was due to costs associated with abandonment of oil and gas properties and costs relating to the operations of the Company..
To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company’s business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

There are no known trends or uncertainties excepting those herein disclosed, that will have a material impact on revenues.

Page - 17

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2004, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

   Turner Valley Oil and Gas, Inc.

Dated: August 11, 2004
by

/s/Christopher Paton-Gay	/s/Donald Jackson Wells	/s/Joseph Kane
Christopher Paton-Gay president director	Donald Jackson Wells director	Joseph Kane director

Page - 19

Exhibit 31

Section 302 Certification

Page - 20

CERTIFICATIONS PURSUANT TO SECTION 302

   I, Christopher Paton-Gay, president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of June 30, 2004;

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

Dated: August 11, 2004            /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 21

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 22

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Netparts.com, Inc., now renamed Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2004
/s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 23