Form 10QSB
period 2004-09-30
TURNER VALLEY OIL & GAS INC
filed 2004-11-15
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended September 30, 2004

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

42,560,984 shares off common stock were outstanding as of September 30, 2004.

49,634,554 shares off common stock were outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

Page - 1

This Form 10-QSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2004, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Turner Valley Oil & Gas Incorporated
(A Development Stage Company)
Unaudited Financial Statements
September 30, 2004

Page - 3

Turner Valley Oil & Gas Incorporated
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash	$10,819	$9,394
Accounts Receivable	1,620	-
Total Current Assets	12,439	9,394
Oil and Gas Properties Using Full Cost Accounting
Properties not subject to amortization	237,814	300,672
Accumulated Amortization	-	-

Net Oil and Gas Properties	237,814	300,672

Total Assets	$250,253	$310,066
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$31,015	$299
Interest Payable	748	-
Notes Payable - Related Party	35,000	-

Total Current Liabilities	66,763	299

Total Liablilities	66,763	299

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
100,000,000 Shares; 46,175,984 and 42,560,984 Shares
Issued and Outstanding, respectively	46,176	42,561
Capital in Excess of Par Value	3,236,284	2,836,249
Deficit Accumulated During the Development Stage	(3,088,662)	(2,567,325)
Other Comprehensive Income	(10,308)	(1,718)

Total Stockholders' Equity	183,490	309,767

Total Liabilities and Stockholders' Equity	$250,253	$310,066

The accompanying notes are an integal part of theses financial statements.

Page - 4

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Operations
(Unaudited)

					From
					Inception on
					April 21, 1999
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003	2004

REVENUE	$-	$-	$-	$-	$1,000

Total Revenue	$-	$-	$-	$-	$1,000

EXPENSES

Consulting Fees	105,004	-	287,604	-	287,604
Professional Fees	122,277	-	158,754	-	158,754
General & Administrative	2,874	796,122	11,354	1,121,977	2,576,385

Total Expenses	230,155	796,122	457,712	1,121,977	3,022,743

NET OPERATING LOSS	(230,155)	(796,122)	(457,712)	(1,121,977)	(3,021,743)

OTHER INCOME (EXPENSES)

Royalty Income	2,977		8,195	-	8,195
Abandonment of Oil & Gas Property	-	-	(71,072)	-	(71,072)
Interest Expense	(374)	-	(748)	-	(4,042)

Total Other Income (Expenses)	2,603	-	(63,625)	-	(66,919)

NET LOSS	$(227,552)	$(796,122)	$(521,337)	$(1,121,977)	$(3,088,662)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.07)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,534,181	38,611,855	43,790,364	15,416,821	10,594,885

COMPREHENSIVE INCOME

Net Loss	$(227,552)	$(796,122)	$(521,337)	$(1,121,977)	$(3,088,662)

Other Comprehensive Income:
Foreign Currency Translation	(7,829)	-	(10,308)	-	(10,308)

Comprehensive Income (Loss)	$(235,381)	$(796,122)	$(531,645)	$(1,121,977)	$(3,098,970)

The accompanying notes are an integal part of theses financial statements.

Page - 5

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the nine months ended		through
	September 30,		September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(521,337)	$(1,121,977)	$(3,088,662)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on Abandonment of Property	71,072	-	71,072
Common Stock Issued for Services Rendered	403,650	851,652	2,490,861
Forgiveness of related party interest	-	(33,824)	-
Common Stock Issued for Retirement of Accounts Payable	-	226,599	326,599
Non-cash effect from foreign currency translation	(8,590)	-	(10,308)
Change in Assets and Liabilities:
(Increase) Decrease in Receivables	(1,620)	(227)	(1,620)
Increase (Decrease) in Accounts Payable	30,716	52,930	31,015
Increase (Decrease) in Interest Payable	748	-	748

Net Cash Provided(Used) by Operating Activities	(25,361)	(24,847)	(180,295)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for Oil & Gas Property Development	(8,214)	(88,080)	(308,886)

Net Cash Provided (Used) by Investing Activities	(8,214)	(88,080)	(308,886)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock	-	150,000	465,000
Cash received from Notes Payable-Related Party	35,000	-	35,000

Net Cash Provided(Used) by Financing Activities	35,000	150,000	500,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,425	37,073	10,819

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,394	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,819	$37,073	$10,819

Cash Paid For:
Interest	$-	$-	$3,294
Income Taxes	$-	$-	$-

Common Stock Issued for Services Rendered	$403,650	$851,652	$2,273,711
Common Stock Issued to Retire Accounts Payable	$-	$226,599	$326,599

The accompanying notes are an integal part of theses financial statements.

Page - 6

Turner Valley Oil & Gas Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004

GENERAL

Turner Valley Oil & Gas Incorporated, (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2003.

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

During the period ended September 30, 2004, the Company issued 2,597,500 S-8 shares of common stock for services rendered. The shares were issued at $.08 per share. The Company also issued 85,000 S-8 shares of common stock for consulting services. These shares were issued at $.11 per share.

Page - 7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

A     PLAN OF OPERATION

As previously reported, the Company (through its wholly owned subsidiary, TV Oil and Gas Canada Limited (a Federal Canadian Corporation) holds a substantial share position in WIN Energy Inc. of Calgary, Alberta Canada. It is the intention of TVOG (Turner Valley Oil and Gas Inc. and its wholly owned subsidiary) to focus all of its efforts on supporting the extensive drilling program that is currently underway in WIN Energy Corporation until such time as WIN Energy commences trading on the Toronto Stock Exchange at which time, TVOG will move to monetize a portion of its stock holdings in WIN Energy in order to participate in on-going drilling opportunities as they present.

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

B.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended September 30, 2004 the Company had royalty revenues of $2,977, which were received from its working interest in the Strachan property. The Company has not added any further working interests in oil and gas producing properties during the quarter ended September 30, 2004. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

THE BUSINESS of WIN ENERGY CORPORATION

WIN Energy Inc. has now commenced its drilling program as set out below under (Summary Of Lands - WIN Energy). This report has been compiled as of November 12, 2004 and sets out the significant increases in land base that have been accomplished by WIN during TVOG’s reporting period , which is this 3rd Quarter of 2004 and additionally as a subsequent series of events during the months of October and early November, 2004.

Page - 8

We would direct the attention of TVOG Shareholders to this substantial amount of activity within WIN Energy on behalf of its shareholders. TVOG is a substantial shareholder of WIN Energy and TVOG’s CEO and Chairman is also Director and Chairman of WIN Energy Corporation.

The Board of Directors and Senior Management of TVOG and its wholly owned Federally Incorporated Canadian Corporation, TV Oil and Gas Canada Limited, are proud to report the advances made on behalf of the Corporation by WIN Energy over the 3rd Q and into the 4th Q of TVOG’s reporting period. Win’s activities are hereby reported as follows:

Summary of Lands - WIN Energy

Strachan 2-22-38-9W5 Gas Well

A nitrogen/acid tugging cleanout operation was conducted on the week of November 1, 2004. The well was placed back on stream on Saturday November 6th is responding extremely well with a SI pressure of 8000 kPa and flow rates higher than we previously reported of 2.66 mmcf / day. The full operation cost was $235,000 for 100%.

Strachan lands.

Win Energy owns 0.85 net sections (544 acres) in each of sections 9, 10, 15, 16, 19, 20, 21, 22, 27, 28, 29, 30 and 33 in 22-38-9W5 (7,616 acres).

Win Energy Corporation has identified two Devonian Reef targets in this township. At this time no drilling program is established for these lands.

Turner Valley 6-31-20-3W5 cased well - currently drilling

Potential Cadomin gas well. Win Energy has 61% working interest in the lands and well in section 31. Win has farmed out the majority of this interest to earn 35.5%. An operation is underway to drill out of the current 5.5"casing into an horizontal leg that will enter the Cadomin formation. At the time of this filing a window was successfully cut through the casing and there were signs of a strong cement bond. We are currently drilling forward to the formation as of November 12, 2004.

Triangle Zone
North Cowley Prospect

On August 17th, 2004 Win Energy Corporation signed an agreement with PetroCanada and Husky Oil Operations Limited. This Agreement grants Win Energy Corporation and PetroCanada a Farm-In on 5.5 sections (3520 acres) of Husky land and a further option on 7.5 sections (4,800 acres) of Husky land. Husky the Farmor will receive a 12.5% Overriding Royalty on Petroleum Substances. This Agreement is shared 50% Win Energy Corporation 50% PetroCanada.

Page - 9

Since June 2004 Win Energy has purchased 1 Seismic Line over North Cowley.

PetroCanada and Win Energy have identified on Seismic the initial North Cowley drill location in 8-29-8-1W5. Win Energy Corporation has identified a second drill location at 10-30-8-2W5. Currently Win Energy Corporation has received a drilling license from the EUB for the 10-30-8-2W5. Win has agreed to wait on drilling the 10-30 location until PetroCanada has drilled the first joint exploration well at 8-29. PetroCanada is currently applying for a drilling license at 8-29-8-2W5.

South Cowley

On the South Cowley Prospect Win Energy Corporation has recently purchased 1 new seismic line.

Recently the logs and drilling report for PetroCanada’s well 6-20-7-1W5 became public information. Win’s preliminary economics runs on the 6-20 well show an estimated potential of P.V. @ 10% = $22 million for this one well.

On September 15, 2004 Win Energy Corporation purchased the NE ¼ of section 8-8-1W5 for $46,400. This quarter section completed a drillable section of land for Win Energy Corporation. Win’s seismic and geological mapping, proves a drilling location in 14-8-8-1W5. This drill location is on a seismic structure that is analogous to the seismic structure interpreted in 6-20-7-1W5 and 8-29-8-1W5. At this time Win Energy is in the process of applying for a drilling license at 14-8-8-1W5.

PetroCanada recently licensed a new drill location at 4-8-8-1W5 (with tight hole status).

Todd Creek - Drilling completed on First Well - Currently Being Tested - as at November 12/04

Win Energy Corporation has purchased 2 Seismic lines on the Todd Creek Prospect.

September 1, 2004 Win Energy Corporation bid successfully at a crown land sale and purchased 6.5 sections (4,160 acres) of land on the Todd Creek Prospect for $558,122. In October Win Energy Corp. commenced its drilling program and drilled a well at 7-16-8-2W5 (this well currently is under tight hole status) into a second crown posting. On October 27th, 2004 Win Energy Corporation was the successful bidder at the second crown posting purchasing an additional 7.25 sections (4,640 acres) of land on the Todd Structure for $1,129,747 (October 27, 2004).

Page - 10

Hillsprings

On November 4th, 2004 Win Energy Corporation acquired section 26-5-29W4 for $64,000. This section is due south of Talisman’s 6-35 location and S.E. of Win/TLM’s 10-34-5-29W4 location. McDaniel & Associates Ltd evaluated Win’s interest in 34-5-29W4 as unproven acreage worth $2.5MM.

ExonMobil Lands - Triangle Area

Win Energy Corporation was the successful bidder (competitive bidding environment) for MobilExon’s lands and is in the process of finalizing a Farm-Out Agreement with Exxon-Mobil. Win Energy has entered into formal letter of intent which commits Win Energy to enter in a Farm-Out agreement. The Farm-Out commits Win Energy to drill 5 test wells in 2005 (estimates of costs are in excess of $10,000,000 for these 5 wells) with an option to drill 5 test wells in each of 2006 and 2007. ExonMobil’s lands comprises approximately 53 sections (approximately 34,000 acres) of lands on the Cowley prospect. ExonMobil will receive an Overriding Royalty with an opportunity to back in for a joint venture working interest.

These leases occur within the boundaries that Win Energy has mapped for the Cowley structure and lie in between all of the key leases mentioned in the N. Cowley and S. Cowley description. These lands include a half section in 17-7-1W5 that when added to Win’s quarter in the same section gives Win Energy ¾ of a section directly South of P.C. 6-20-7-1W5.

This Agreement with ExonMobil in addition to WIN’s existing land position now gives Win Energy Corporation a very noticeable control position over the Cowley Triangle Prospect.

General and administrative costs for the quarter ended September 30, 2004 decreased by $793,248 to $2,874 when compared to $796,122, for the same period last year. However, both Consulting and Professional fees increased by $105,004 and $122,277 respectively. The increase was caused by the recognition of stock compensation expense caused by the issuance of S-8 stock to directors and consultants. Consulting costs included amounts paid to geological engineers while Professional fees included amounts paid for legal and accounting services. Total expenses for the nine months ended September 30, 2004 decreased by 71% to $230,155 as compared to $796,122 for the same period last year.

Net loss for the quarter ended September 30, 2004 decreased by $568,570 to $227,552 when compared to the same period last year. Net Loss for the nine months ended September 30, 2004 decreased by 54% to $521,337 compared to a net loss of $1,121,977 for the nine months ended September 30, 2003.

Page - 11

Liquidity

The Company’s net working capital for the quarter ended September 30, 2004 was a negative $(54,324), compared to $9,095 for the year ended December 31, 2003. The decrease in working capital was due to costs associated with abandonment of oil and gas properties and costs relating to the operations of the Company.

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

Page - 12

Item 2. Discussion and Analysis or Plan of Operation.

A     PLAN OF OPERATION

As previously reported, the Company (through its wholly owned subsidiary, TV Oil and Gas Canada Limited (a Federal Canadian Corporation) holds a substantial share position in WIN Energy Inc. of Calgary, Alberta Canada. It is the intention of TVOG (Turner Valley Oil and Gas Inc. and its wholly owned subsidiary) to focus all of its efforts on supporting the extensive drilling program that is currently underway in WIN Energy Corporation until such time as WIN Energy commences trading on the Toronto Stock Exchange at which time, TVOG will move to monetize a portion of its stock holdings in WIN Energy in order to participate in on-going drilling opportunities as they present.

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

B.	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended September 30, 2004 the Company had royalty revenues of $2,977, which were received from its working interest in the Strachan property. The Company has not added any further working interests in oil and gas producing properties during the quarter ended September 30, 2004. All the Company's properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

THE BUSINESS of WIN ENERGY CORPORATION

WIN Energy Inc. has now commenced its drilling program as set out below under (Summary Of Lands  WIN Energy). This report has been compiled as of November 12, 2004 and sets out the significant increases in land base that have been accomplished by WIN during TVOG's reporting period , which is this 3rd Quarter of 2004 and additionally as a subsequent series of events during the months of October and early November, 2004.

We would direct the attention of TVOG Shareholders to this substantial amount of activity within WIN Energy on behalf of its shareholders. TVOG is a substantial shareholder of WIN Energy and TVOG's CEO and Chairman is also Director and Chairman of WIN Energy Corporation.

The Board of Directors and Senior Management of TVOG and its wholly owned Federally Incorporated Canadian Corporation, TV Oil and Gas Canada Limited, are proud to report the advances made on behalf of the Corporation by WIN Energy over the 3rd Q and into the 4th Q of TVOG's reporting period. Win's activities are hereby reported as follows:

Summary of Lands -WIN Energy

Strachan 2-22-38-9W5 Gas Well
A nitrogen/acid tugging cleanout operation was conducted on the week of November 1, 2004. The well was placed back on stream on Saturday November 6th is responding extremely well with a SI pressure of 8000 kPa and flow rates higher than we previously reported of 2.66 mmcf / day. The full operation cost was $235,000 for 100%.

Strachan lands.
Win Energy owns 0.85 net sections (544 acres) in each of sections 9, 10, 15, 16, 19, 20, 21, 22, 27, 28, 29, 30 and 33 in 22-38-9W5 (7,616 acres).

Win Energy Corporation has identified two Devonian Reef targets in this township. At this time no drilling program is established for these lands.

Turner Valley 6-31-20-3W5 cased well - currently drilling

Potential Cadomin gas well. Win Energy has 61% working interest in the lands and well in section 31. Win has farmed out the majority of this interest to earn 35.5%. An operation is underway to drill out of the current 5.5" casing into an horizontal leg that will enter the Cadomin formation. At the time of this filing a window was successfully cut through the casing and there were signs of a strong cement bond. We are currently drilling forward to the formation as of November 12, 2004.

Triangle Zone
North Cowley Prospect

On August 17th, 2004 Win Energy Corporation signed an agreement with PetroCanada and Husky Oil Operations Limited. This Agreement grants Win Energy Corporation and PetroCanada a Farm-In on 5.5 sections (3520 acres) of Husky land and a further option on 7.5 sections (4,800 acres) of Husky land. Husky the Farmor will receive a 12.5% Overriding Royalty on Petroleum Substances. This Agreement is shared 50% Win Energy Corporation 50% PetroCanada.

Since June 2004 Win Energy has purchased 1 Seismic Line over North Cowley.

PetroCanada and Win Energy have identified on Seismic the initial North Cowley drill location in 8-29-8-1W5. Win Energy Corporation has identified a second drill location at 10-30-8-2W5. Currently Win Energy Corporation has received a drilling license from the EUB for the 10-30-8-2W5. Win has agreed to wait on drilling the 10-30 location until PetroCanada has drilled the first joint exploration well at 8-29. PetroCanada is currently applying for a drilling license at 8-29-8-2W5.

South Cowley

On the South Cowley Prospect Win Energy Corporation has recently purchased 1 new seismic line.

Recently the logs and drilling report for PetroCanada's well 6-20-7-1W5 became public information. Win's preliminary economics runs on the 6-20 well show an estimated potential of P.V. @ $22 million for this one well.

On September 15, 2004 Win Energy Corporation purchased the NE  of section 8-8-1W5 for $46,400. This quarter section completed a drillable section of land for Win Energy Corporation. Win's seismic and geological mapping, proves a drilling location in 14-8-8-1W5. This drill location is on a seismic structure that is analogous to the seismic structure interpreted in 6-20-7-1W5 and 8-29-8-1W5. At this time Win Energy is in the process of applying for a drilling license at 14-8-8-1W5.

PetroCanada recently licensed a new drill location at 4-8-8-1W5 (with tight hole status).

Todd Creek -Drilling completed on First Well - Currently Being Tested - as at November 12/04

Win Energy Corporation has purchased 2 Seismic lines on the Todd Creek Prospect.

September 1, 2004 Win Energy Corporation bid successfully at a crown land sale and purchased 6.5 sections (4,160 acres) of land on the Todd Creek Prospect for $558,122. In October Win Energy Corp. commenced its drilling program and drilled a well at 7-16-8-2W5 (this well currently is under tight hole status) into a second crown posting. On October 27th, 2004 Win Energy Corporation was the successful bidder at the second crown posting purchasing an additional 7.25 sections (4,640 acres) of land on the Todd Structure for $1,129,747 (October 27, 2004).

Hillsprings

On November 4th, 2004 Win Energy Corporation acquired section 26-5-29W4 for $64,000. This section is due south of Talisman's 6-35 location and S.E. of Win/TLM's 10-34-5-29W4 location. McDaniel & Associates Ltd evaluated Win's interest in 34-5-29W4 as unproven acreage worth $2.5MM.

ExonMobil Lands - Triangle Area

Win Energy Corporation was the successful bidder (competitive bidding environment) for MobilExon's lands and is in the process of finalizing a Farm-Out Agreement with Exxon-Mobil. Win Energy has entered into formal letter of intent which commits Win Energy to enter in a Farm-Out agreement. The Farm-Out commits Win Energy to drill 5 test wells in 2005 (estimates of costs are in excess of $10,000,000 for these 5 wells) with an option to drill 5 test wells in each of 2006 and 2007. ExonMobil's lands comprises approximately 53 sections (approximately 34,000 acres) of lands on the Cowley prospect. ExonMobil will receive an Overriding Royalty with an opportunity to back in for a joint venture working interest.

These leases occur within the boundaries that Win Energy has mapped for the Cowley structure and lie in between all of the key leases mentioned in the N. Cowley and S. Cowley description. These lands include a half section in 17-7-1W5 that when added to Win's quarter in the same section gives Win Energy  of a section directly South of P.C. 6-20-7-1W5.

This Agreement with ExonMobil in addition to WIN's existing land position now gives Win Energy Corporation a very noticeable control position over the Cowley Triangle Prospect.

General and administrative costs for the quarter ended September 30, 2004 decreased by $793,248 to $2,874 when compared to $796,122, for the same period last year. However, both Consulting and Professional fees increased by $105,004 and $122,277 respectively. The increase was caused by the recognition of stock compensation expense caused by the issuance of S-8 stock to directors and consultants. Consulting costs included amounts paid to geological engineers while Professional fees included amounts paid for legal and accounting services. Total expenses for the nine months ended September 30, 2004 decreased by 71% to $230,155 as compared to $796,122 for the same period last year.

Net loss for the quarter ended September 30, 2004 decreased by $568,570 to $227,552 when compared to the same period last year. Net Loss for the nine months ended September 30, 2004 decreased by 54% to $521,337 compared to a net loss of $1,121,977 for the nine months ended September 30, 2003.

LIQUIDITY

The Company's net working capital for the quarter ended September 30, 2004 was a negative $(54,324), compared to $9,095 for the year ended December 31, 2003. The decrease in working capital was due to costs associated with abandonment of oil and gas properties and costs relating to the operations of the Company.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company's business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2004, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

    Turner Valley Oil and Gas, Inc.

Dated: November 15, 2004
by

/s/Christopher Paton-Gay Christopher Paton-Gay president director	/s/Donald Jackson Wells Donald Jackson Wells director	/s/Joseph Kane Joseph Kane director

Page - 14

Exhibit 31

Section 302 Certification

Page - 15

    CERTIFICATIONS PURSUANT TO SECTION 302

I, Christopher Paton-Gay, president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2004;

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

Dated: November 15, 2004
 /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 16

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Netparts.com, Inc., now renamed Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of  the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004
/s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 18