Form 10QSB/A
period 2004-09-30
TURNER VALLEY OIL & GAS INC
filed 2004-11-30
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

This Amendment corrects the total issued and outstanding shares from the erroneously reported 49,634,554 to the correct 47,150,970

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