Form 10KSB
period 2004-12-31
TURNER VALLEY OIL & GAS INC
filed 2005-04-14
CIK 1098343

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30891

For the Year ended December 31, 2004

Turner Valley Oil & Gas, Inc.

Nevada             91-1980526
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

6160 Genoa Bay Road Duncan B.C. Canada     V9L 5Y5
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (250) 745-1551

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

[  ] (Indicate by check mark whether if disclosure of delinquent filers (?229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Issuer's Revenues most recent fiscal year: None

As of 12/31/04, the number of shares of common stock outstanding was 48,535,970.

As of 12/31/04, the number of shares held by non-affiliates was approximately 48,199,370 shares, with a market value of $ based on low bid of $0.

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

Item 12. Controls and Procedures
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

PART I

ITEM 1. Description of Business.

(a) Form and Year of Organization. Our Corporation, is described in our previous annual report, wherein we reported an issued and outstanding total shares of common stock of 42,560,984. (In out Quarterly Report of September 30, 2004, we noted the corrected total issued and outstanding shares then issued and outstanding.) The amount which should have been reported, and which is now corrected, as of 12/31/03 is 38,932,400 shares. The adjustments are as follows:

Form 10K 12/31/03	42,560,984
Not issued	(3,628,570)
Corrected/Adjusted Total	38,932,414

During 2004 we issued share to Officers, Directors and service providers, pursuant to registration, Sections 5/6 of the Securities Act of 1933, with filings on Form S-8; and we also issued new investment shares pursuant to Section 4(2) of the Act.

Carried from 12/31/03 as corrected		38,932,414
Issued pursuant to Registration	5,000,000
New Investment Shares	4,603,570
We issued during 2004		9,603,570
Total Issued and Outstanding 12/31/04		48,535,984
The foregoing is illustrated more fully in the table on the following page.

The Remainder of this Page is Intentionally left Blank

Page - 3

Current Year Issuances	§5/6	§4(2)	Shares
Carried from 12/31/03 as corrected			42,560,984
During 2004, we made a Registered issuances for services (valued at $680,650, to Officers, Directors and others.	5,000,000		5,000,000
On July 15, 2004, we issued new investment shares, pursuant to §4(2), for cash $48,750.		975,000	975,000
Subtotals Total Issued and Outstanding 12/31/04	5,000,000	975,000	48,535,984

(b) Our Business. Turner Valley Oil and Gas Inc. (“TVOG”) is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary converted its working interests to shares in WIN Energy Corporation of Calgary, Alberta and as a significant shareholder in WIN, TVOG has been actively participating in setting the direction of WIN's extensive land acquisitions and drilling programs. We are satisfied that our interests are protected and that our combined development goals are being met by WIN. We have enjoyed a significant increase in share value as a result of WIN's activities.

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

Our Focus for 2005: Q1 and Q2

Management is primarily focusing on our Triangle lands in these quarters. We are taking a very conservative view of future oil and gas commodity pricing. We believe that this best serves our shareholders and imposes a higher than average standard as we work through our risk assessments.

Further to this, Win Energy has commissioned an Independent review of all properties to be conducted by one of the largest and most respected Geologic and Engineering firms in Calgary.

TVOG through its wholly owned subsidiary, TV Oil and Gas Canada Limited, has over 9,000 acres of prime exploration lands in the Triangle project and it is Management's position that Triangle best represents the future of TVOG. In the 4thQ of 2003 wells have been drilled by two Major Oil and Gas Companies directly offsetting our lands. As information pertaining to the drilling results of these wells becomes available us and its Partners have been assessing and extrapolating the data.

We are taking a very conservative view of future oil and gas commodity pricing. We believe that this best serves our shareholders and imposes a higher than average standard as we work through our risk assessments. As a complement to this primary focus, we and our Partners at Win Energy are also reviewing the construction of a gas plant and pipeline matrix to serve the major Oil and Gas Companies that are active in the area. This proposed processing plant would accommodate both our gas production and other's gas production, on a throughput fee basis. The plant is being designed to accommodate 10 million cubic feet of gas per day with the capability of upgrade to 20 million cubic feet per day. In addition, a delivery pipeline providing a tie in to a major gas line into the United States forms a significant part of the current reviews.

Page - 4

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

ITEM 2. Description of Property.

Describe office and any other property, equipment, plant, by location and size, etc. NONE

ITEM 3. Legal Proceedings.

There are no legal proceedings pending against we, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

The Remainder of this Page is Intentionally left Blank

Page - 5

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and had never before traded in brokerage transactions.

period	high bid	low bid	volume
1st 2002	None	None	None
2nd 2002	None	None	None
3rd 2002	2.30	1.75	8,000
4th 2002	5.05	2.20	22,000
1st 2003	8.00	1.30	36,960
2nd 2003	1.05	0.25	31,320
3rd 2003	0.51	0.05	15,567,840
4th 2003	0.62	0.38	57,099,320
1st 2004	0.58	0.24	41,233,640
2nd 2004	0.33	0.10	12,618,360
Reverse Spilit: Ten shares to One Share
3rd 2004	0.18	0.12	4,784,580
4th 2004	0.34	0.12	22,427,460
Source: Yahoo Finance

(b) Holders. There are approximately 100 shareholders of the our common stock, giving effect to shares held in brokerage accounts.

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

(d) Sales of Unregistered Common Stock 2004. On July 15, 2004, we issued new 4,603,570 investment shares, pursuant to &#-4057;4(2), for cash, to a handful of investors who had previously subscribed and paid for their shares. The basis for reliance on &#-4057;4(2) is as follows: the placement was made privately, without any advertising or public solicition, to persons with pre-existing relationships with management, and persons having access to the kinds of information about our company, which registration would have disclosed.

Page - 6

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. The Company continued its plan of operations to a sole focus on; exploration for, development drilling for, and transmission facilities for the production and sale of oil and gas. We have an incorporated, wholly owned Canadian subsidiary named T.V Oil & Gas Canada Limited. This subsidiary company is a Federal Canadian Registered Company and complies with all applicable laws within Canada. As previously reported, the Company (through its wholly owned subsidiary, TV Oil and Gas Canada Limited holds a substantial share position in WIN Energy Inc. of Calgary, Alberta Canada. It is the intention of TVOG (Turner Valley Oil and Gas Inc. and its wholly owned subsidiary) to focus all of its efforts on supporting the extensive drilling program that is currently underway in WIN Energy until such time as WIN Energy commences trading on the Toronto Stock Exchange at which time, TVOG will move to monetize a portion of its stock holdings in WIN Energy in order to participate in on-going drilling opportunities as they present.

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

(b) Discussion and Analysis of Financial Condition and Results of Operations.

(1) Liquidity. Our net working capital for the year ended December 31, 2004 was $(15,712), compared to $9,095 for the same period last year. The decrease in working capital was caused by a note payable to a related party of $23,659, however, this was partly offset by a partial sale of its interest in the joint venture with Win Energy raising $56,706. To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies.

(2) Results of Operations. General and administrative costs for the year ended December 31 2004 decreased by 34% to $746,824, when compared to $1,134,466, for the same period last year. The majority of the costs relate to services provided by legal and accounting professionals which amounted to $680,649 in S-8 issuances. There are no known trends or uncertainties excepting those herein disclosed, that will have a material impact on revenues.

During the year ended December 31, 2004 the Company had royalty revenues of $8,421 from its properties which are all located in the Western Canadian Geologic Basin centered in Alberta, Canada.

Page - 7

The Strachan Property

Strachan 2-22-38-9W5 Gas Well. A nitrogen/acid tugging cleanout operation was conducted on the week of November 1, 2004. The well was placed back on stream on November 6th and is responding within a SI pressure of 8000 kPa. The full operation cost was $235,000 for 100%. The Company’s share of the operation cost was 1%.

Strachan 1-12-38-9W5 Producing Gas Well. Win Energy Corporation has a 12.25% working interest in this gas well. The production from the Ellerslie and Cardium sands in this gas well is minimal. Win Energy and partners identified a potential up hole gas target in the Ostracod sands. Win Energy sees potential in this up hole Ostracod sand that is significantly greater that the Ellerslie and Cardium sands. A program is being created to perforate and test the Ostracod sand. Negotiations with Win’s partners in this property are underway.

Strachan lands. Win Energy owns 0.85 net sections (544 acres) in sections 9, 10, 15, 16, 19, 20, 21, 22, 27, 28, 29, 30 and 33 in 22-38-9W5. Win Energy Corporation has identified two Devonian Reef targets in this township. At this time no drilling program is established for these lands.

The Karr Property

In addition to the property description in the attached financial statements for the year ended December 31, 2004, our operator of the Karr well in Northwest Alberta at 8-24-63-3W6 advised the following;

1. The Department of license and Lease Continuation of Alberta Energy have served notice that the Petroleum and Natural Gas Lease containing the Karr well has been officially validated.

2. Based on the recent test results carried out by the operator, the government agency has classified 8-24-63-3W6 as an oil well.

3. It is a new pool discovery, which is eligible for a Crown royalty holiday.

4. An application is being prepared to the EUB (Energy Utilities Board) license to place the well into production.

5. It is anticipated that first production will begin during May 2004 depending on road accessibility.

We are currently engaged in an internal review of our ongoing commitment to this project. Our review will center around the economic recovery of the ongoing costs and potential for profit, together with the costs already paid on this project. Upon the Company’s review, this project was abandoned due to the uneconomic recovery of ongoing costs and lack of potential profit.

The Turner Valley Project

In addition to the property description in the attached financial statements for the year ended December 31, 2004, we are reviewing ours ongoing commitment to this project. The review currently underway, will include the ongoing costs of participation and the economic recovery of those costs in the short term. Following the review, the Company abandoned this project due to the uneconomic recovery of potential ongoing costs and the lack of potential profit. Through the Company’s joint venture partner Win Energy, the following cased gas well exists;

Turner Valley 6-31-20-3W5 cased well. Win Energy has 61% working interest in the lands and well in section 31. Win has farmed out the majority of this interest to earn 35.5%. The well located in 6-31 has successfully penetrated the Cadomin formation Production testing is currently underway on a confidential basis. The company has options to drill step-out wells to the Win discovery well.

Page - 8

Triangle Lands

In addition to the property description in the attached financial statements for the year ended December 31, 2003, during the year the highlights of this property were;

North Cowley Prospect. On August 17th, 2004 Win Energy Corporation signed an agreement with PetroCanada and Husky Oil Operations Limited. This Agreement grants Win Energy Corporation and PetroCanada a Farm-In on 5.5 sections of Husky land and an option on 7.5 sections of Husky land. Husky the Farmor will receive a 12.5% Overriding Royalty on Petroleum Substances. This Agreement is shared 50% Win Energy Corporation 50% PetroCanada.

Since June 2004 Win Energy has purchased 1 Seismic Line over North Cowley.

PetroCanada and Win Energy have identified on Seismic the initial North Cowley drill location in 8-29-8-1W5. Win Energy Corporation has identified a second drill location at 10-30-8-2W5. Currently Win Energy Corporation has received a drilling license from the EUB (Energy Utilities Board) for the 10-30-8-2W5. Win has agreed to wait on drilling the 10-30 location until PetroCanada has drilled the first joint well at 8-29. PetroCanada is currently applying for a drilling license at 8-29-8-2W5. PetroCanada has recently received a drilling license for the 8-29 well and it is anticipated that this well will spud (the time the drill bit hits the ground for the first time) by mid April, 2005. Surface location has been built and we are awaiting the drilling rig arrival.

South Cowley. On the South Cowley Prospect Win Energy Corporation purchased 1 new seismic line. Recently the logs and drilling report for PetroCanada’s discovery well 6-20-7-1W5 became public information. Win Energy recently drilled and cased a well at 14-8-8-1W5, 4 miles north of the PetroCanada’s discovery well 6-20-7-1W5. Based on seismic re-interpretations, this borehole missed penetrating the same gas pay zones as the PetroCanada’s discovery well 6-20-7-1W5. As a consequence, a whip stock drilling program is planned to drill these target horizons. Win controls all four surrounding sections.

Todd Creek. At Todd Creek, Win Energy controls 14,560 gross acres (70.0% to 82.5%) within 22.75 sections. This land spread represents effective control within the interpreted limits of this new gas pool. Based on independent appraisals of recent flow tests, the discovery well drilled at 6-33-9-2W5 has been completed for production.

Win Energy drilled a second well 7-16-9-2W5 located 3 miles south of the 6-33-9-2W5 discovery well. Production testing is being conducted on a confidential basis.

Hillsprings/Pincher Creek. At Pincher Creek and Hillspring Win Energy has acquired interests in 5,329 gross acres in 8.3 sections located on two separate Triangle structures. In 2003 and 2004 Talisman drilled and cased three potential gas wells on the eastern structure. Win has a 35% pooled interest with Talisman in one key section offsetting these key wells. Plans are underway to drill a joint well on this lease with Talisman as operator.

On November 4th, 2004, Win Energy acquired section 26-5-29W4 for $64,000. This section is due south of Talisman’s 6-35 location and S.E. of Win/TLM’s 10-34-5-29W4 location.

Furthermore the company has acreage representation on another untested Triangle structure near the town of Pincher Creek with the same potential as Cowley.

Exxon-Mobil Corporation (EMC). Win Energy has finalized a Farm-Out Agreement with Exxon-Mobil Coropration. The Farm-Out commits Win Energy to drill 5 test wells in 2005 with an option to drill 5 test wells in each of 2006 and 2007. EMC’s lands make up approximately 53 sections of land on the Cowley prospect. These leases occur with in the boundaries that Win Energy has mapped for the Cowley structure and in between all the key leases mentioned in the N. Cowley and S. Cowley description. EMC will receive an Over Riding Overriding Royalty with an opportunity to back in for a working interest.

Page - 9

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2004 be included and filed with the Securities and Exchange Commission.

Audited Financial Statements for the years ended December 31, 2004, 2003, and from inception, April 14, 1999, are included and provided as Attachment AFK-04. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

None.

Page - 10

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

The information required and appropriate for this Item is unchanged and found in our previous annual report. Officers and Directors serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

ITEM 10. Executive Compensation.

Summary Compensation, Table A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Chistoper Paton-Gay, Chairman, CEO	2004	0	0	0		0	0	0
	2003	12,500	0	0	20,0000	0	0	0
	2002	0	0	0	0	0	0	0
Donald Jackson Wells, Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	5,000	0	0	0
	2002	0	0	0	0	0	0	0
Joseph A. Kane Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	5,000	0	0	0
	2002	0	0	0	0	0	0	0

Page - 11

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

 Common Stock
Name and Address of Beneficial Owner	Share Ownership	%
Christopher Paton-Gay 6160 Genoa Bay RoadChairman/CEO Duncan B.C. CanadaDirector	185,000	0.38
Donald Jackson Wells 3131 S.W. Freeway #46 Houston TX 77098Director	75,800	0.16
Joseph Kane 3131 S.W. Freeway #46 Houston TX 77098/Director	75,800	0.16
All Officers and Directors as a Group	336,600	0.69
Total Issued and Outstanding	48,535,970	100.00
All Affiliates	(336,600)	(0.69)
Indicated Total Non-Affiliate Ownership	48,199,370	99.31

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

Page - 12

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

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.

(a) Attachments.

(31) Certification pursuant to 18 USC Section 302.

(32) Certification pursuant to 18 USC Section 1350.

(AC-99.1) Audit Committee Report

(AFK-04) Audited Financial Statements for the years ended December 31, 2004, 2003 and from Inception.

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

Turner Valley Oil & Gas, Inc.

Dated April 14, 2005

/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 13

Exhibit 31

Section 302 Certification

Page - 14

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

Dated April 14, 2005

/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 15

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Turner Valley Oil & Gas, Inc.., a Nevada corporation (the "Company"), on 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, Sole Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2005

/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 17

Attachment AC-99.1

Audit Committee Report

Page - 18

Turner Valley Oil & Gas, Inc.
3131 Southwest Freeway #36,
Houston TX, 77098
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Turner Valley Oil & Gas, Inc. ("TVOG") is composed of the Corporation's Board of Directors. The members of the Committee are Christopher Paton-Gay, Donald Jackson Wells and Joseph A. Kane. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Dated April 14, 2005

/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 19

Attachment AFK-04

Audited Financial Statements
of
Turner Valley Oil & Gas, Inc.

for the years ended
December 31, 2004, 2003
and from inception

Page - 20

TURNER VALLEY OIL & GAS CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Page - 21

C O N T E N T S

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial statements

Page - 22

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Turner Valley Oil & Gas Corporation
Duncan B.C. Canada

We have audited the accompanying consolidated balance sheets of Turner Valley Oil & Gas Corporation (a Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Turner Valley Oil & Gas Corporation as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the period ended December 31, 2004 and from inception on April 21, 1999 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2005

Page - 23

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Balance Sheet

	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$22,191	$9,394
Accounts Receivable (Net of Allowance of $0)	4,809	-
Total Current Assets	27,000	9,394

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 3)
Properties Not Subject to Amortization	-	300,672
Properties Being Amortized	48,942	-
Accumulated Amortization	(10,767)	-

Net Oil and Gas Properties	38,175	300,672

OTHER ASSETS
Investments	181,585	-
Total Other Assets	181,585	-

TOTAL ASSETS	$246,760	$310,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$19,053	$299
Notes Payable - Related Party	23,659	-

Total Current Liabilities	42,712	299

Total Liabilities	42,712	299

STOCKHOLDERS’ EQUITY (Note 4)
Common Stock; Par Value $0.001 Per Share; Authorized
100,000,000 Shares; 48,535,984 and 42,560,984 Shares
Issued and Outstanding, Respectively, Retroactively Restated	48,536	42,561
Capital in Excess of Par Value	3,559,673	2,836,249
Accumulated Deficit	(3,351,326)	(2,567,325)
Subscriptions Receivable	(48,750)	-
Other Comprehensive Income	(4,085)	(1,718)
Total Stockholders’ Equity	204,048	309,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,760	$310,066

The accompanying notes are an integral part of these financial statements.
Page - 24

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statements of Operations

			From Inception on
			April 21, 1999
	For the Year Ended		through
	December 31,		December 31,
	2004	2003	2004

ROYALTIES RECEIVED	$8,421	$-	$9,421
Total Revenue	8,421	-	9,421

EXPENSES
Cost of Production	9,350	-	9,350
Depletion	10,767	-	10,767
General and Administrative	746,824	1,134,466	3,311,855
Total Expenses	766,941	1,134,466	3,331,972

NET OPERATING LOSS	(758,520)	(1,134,466)	(3,322,551)

OTHER INCOME (EXPENSES)
Interest Expense	-	(3,294)	(3,294)
Gain (Loss) on Sale of Investments	(25,481)	-	(25,481)
Total Other Income (Expenses)	(25,481)	(3,294)	(28,775)
NET LOSS	$(784,001)	$(1,137,760)	$(3,351,326)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	44,823,100	40,647,839

COMPREHENSIVE INCOME
Net Loss	$(784,001)	$(1,137,760)	$(3,351,326)

Other Comprehensive Income:
Foreign Currency Translation	(2,367)	(1,718)	(4,085)

Comprehensive Income (Loss)	$(786,368)	$(1,139,478)	$(3,355,411)

The accompanying notes are an integral part of these financial statements.
Page - 25

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From Inception on April 21, 1999 through December 31, 2004

	Common Stock		Paid-In	Comprehensive	Subscription	Retained
	Shares	Amount	Capital	Income	Receivable	Deficit

Balance at Inception on
April 21, 1999	$41,080	$41	$5,094	$-	$-	$-

Shares Issued for Cash at
$0.05 Per Share,
Retroactively Restated	16,000	16	99,984	-	-	-

Net Loss for the Year Ended
December 31, 1999	-	-	-	-	-	(96,935)

Balance, December 31, 1999	57,080	57	105,078	-	-	(96,935)

Net Loss for the Year Ended
December 31, 2000	-	-	-	-	-	(27,242)

Balance, December 31, 2000	57,080	57	105,078	-	-	(124,177)

Net loss for the Year Ended
December 31, 2001	-	-	-	-	-	(65,380)

Balance, December 31, 2001	57,080	57	105,078	-	-	(189,557)

Shares Issued for Debt
Reduction, Retroactively Restated	8,000	8	99,992	-	-	-

Shares Issued for Services
at $0.05 Per Share,
Retroactively Restated	2,190,150	2,190	1,092,885	-	-	-

Net Loss for the Year Ended
December 31, 2002	-	-	-	-	-	(1,240,008)

Balance December 31, 2002	2,255,230	2,255	1,297,955	-	-	(1,429,565)

Shares Issued for Services
at $0.02 per Share,
Retroactively Restated	1,500,000	1,500	298,500	-	-	-

Rounding Due to Stock Split	2,000	2	(2)	-	-	-

Shares Issued for Accounts
Payable at $0.05 Per Share	8,000,000	8,000	392,000	-	-	-

Shares Issued for Services at $0.015 Per Share	31,729,200	31,729	444,209	-	-	-

Share Issued for Services at $0.015 Per Share	9,487,504	9,488	132,825	-	-	-

The accompanying notes are an integral part of these financial statements.
Page - 26

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From Inception on April 21, 1999 through December 31, 2004

	Common Stock		Paid-In	Comprehensive	Subscription	Retained
	Shares	Amount	Capital	Income	Receivable	Deficit
Shares Issued for Accounts
Payable at $0.05 Per Share	2,000,000	2,000	98,000	-	-	-

Shares Issued for Accounts
Payable at $0.05 Per Share	650,000	650	31,850	-	-	-

Cancellation of Common Shares	(16,691,520)	(16,692)	(220,459)	-	-	-

Shares Issued for Cash at
$0.05 Per Share	3,000,000	3,000	147,000	-	-	-

Shares Issued for Cash at
$0.30 Per Share	100,000	100	29,900	-	-	-

Shares Issued for Cash at
$0.35 Per Share	528,570	529	184,471	-	-	-

Net Loss for the Year Ended
December 31, 2003	-	-	-	-	-	(1,137,760)

Balance, December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	-	(2,567,325)

Shares Issued for Services
at $.20 Per Share	2,317,500	2,318	461,182	-	-	-

Shares Issued for Services
at $.08 Per Share	2,597,500	2,597	205,202	-	-	-

Shares Issued for Services
at $.11 Per Share	85,000	85	9,265	-	-	-

Shares Issued for
Subscription at $.05 Per Share	975,000	975	47,775	-	(48,750)	-

Foreign Currency
Translation	-	-	-	(2,367)	-	-

Net Loss for the Year Ended
December 31, 2004	-	-	-	-	-	(784,001)
Balance, December 31, 2004	48,535,984	48,536	3,559,673	(4,085)	(48,750)	(3,351,326)

The accompanying notes are an integral part of these financial statements.
Page - 27

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statement of Cash Flows

			From Inception on
			April 21, 1999
	For the Year Ended		through
	December 31,		December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(784,001)	$(1,137,760)	$(3,351,326)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities:
Depletion	10,767	-	10,767
Common Stock Issued for Services Rendered	680,649	987,001	2,767,860
(Loss) From Sale of Investments	25,481	-	25,481
Common Stock Issued for Retirement of Accounts Payable	-	226,599	326,599
Non-Cash Effect from Foreign Currency Translation	(2,367)	(1,718)	(4,085)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Receivable	(4,809)	-	(4,809)
Increase (Decrease) in Accounts Payable-Related Party	23,659	(33,824)	23,659
Increase (decrease) in accounts payable	18,754	(95,232)	19,053

Net Cash Provided (Used) by Operating Activities	(31,867)	(54,934)	(186,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Property Development	(12,042)	(300,672)	(312,714)
Proceeds from Sale of Investments	56,706	-	56,706

Net Cash (Used) by Investing Activities	44,664	(300,672)	(256,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	-	365,000	465,000

Net Cash Provided by Financing Activities	-	365,000	465,000

NET INCREASE (DECREASE) IN CASH	12,797	9,394	22,191

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	9,394	-	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,191	$9,394	$22,191

CASH PAID FOR:
Interest	$-	$3,294	$3,294
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services rendered	$680,649	$987,001	$2,767,860
Common stock issued to retire accounts payable	$-	$226,599	$326,599

The accompanying notes are an integral part of these financial statements.
Page - 28

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization

The Company was incorporated under the laws of Nevada on April 21, 1999 as NetParts.com. The Company was originally organized to create a series of 16 specialized auto salvage yards whereby the salvageable components would be inventoried on a computer and listed on the internet. The Company, however, changed their operations and their name on July 24, 2003 to Turner Valley Oil & Gas Corporation. On August 1, 2003, the Company incorporated T.V. Oil & Gas Canada Limited, a wholly owned subsidiary, into the financial statements of the Company. The Company holds a working interest in an oil lease and an investment in an oil and gas entity.

B. Revenue and Cost Recognition

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended December 31, 2004 and 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2003, proved oil and gas reserves had been identified on the Straten Property, however, the property was not producing due to the reworking of the well, and therefore, no amortization has been recorded for the year ending December 31, 2003. During the year ended December 31, 2004, the Company recorded depletion of $10,767 on its property.

C. Basis of Consolidation

The consolidated financial statements include the accounts of NetParts.Com, Inc. and Turner Valley Oil & Gas Corporation. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Page - 29

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2004:
Basic EPS
Income (loss) to common stockholders	$(773,234)	44,823,103	$(0.02)

For the year ended December 31, 2003:
Basic EPS
Income (loss) to common stockholders	$(1,137,760)	40,467,839	$(0.03)

E. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

F. Income Taxes

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

Page - 30

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F. Income Taxes (continued)

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Net operation loss carry-forwards	$3,373,000	$2,600,000
Total Deferred Tax Assets	1,147,000	884,000
Valuation allowance for deferred tax assets	(1,147,000)	(884,000)
	$-	$-

At December 31, 2004, the Company has net operating losses of $3,373,000 which begin to expire in 2019.

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

H. New Technical Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment , which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

Page - 31

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H. New Technical Pronouncements (continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

Page - 32

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H. New Technical Pronouncements (continued)

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

I. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and short term notes approximate their market values as of December 31, 2004 and 2003. The Company has no investments in derivative financial instruments.

J. Functional Currency & Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

K. Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise additional funds to share in the exploration of leases individually as well as with WIN Energy, and then to begin extracting gas and oil to sell and generate the necessary funds to continue operations.

Page - 33

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 3 - OIL & GAS PROPERTIES

Strachen Property

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 22-38-9W5 Red Deer, Alberta, Canada. During the end of 2003, the Company’s senior management set out a rework program for this well. The rework program called for an acid wash and acid stimulation of the producing formation. The Company agreed to participate in the program which increased their interest to 6.67%. The program was completed on October 15, 2003 and extraction continued in 2004. The Strachen Property has proved gas reserves of 3.68 MMCF. Capitalized costs at December 31, 2004 are $48,942 and accumulated amortization at December 31, 2004 is $10,767.

NOTE 4 - STOCK TRANSACTIONS

During 2004, the Company issued 5,000,000 shares pursuant to an S-8 Registration Statement. These shares were issued for services totaling $680,650.

During 2004, the Company issued 975,000 shares pursuant to a Private Placement and received a subscription for the amount of $48,750. The proceeds were received subsequent to December 31, 2004.

On January 5, 2003, the Company issued 15,000,000 pre-split shares of common stock for services rendered on behalf of the Company totaling $298,500, and in satisfaction of accounts payable totaling $1,500.

On July 1, 2003, the Company enacted a 10 for 1 reverse split of its common stock. Stock has been retroactively restated to reflect this split.

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

Page - 34

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 4 - STOCK TRANSACTIONS (Continued)

In April 2002, the Company purposed a 2 for 1 forward split of its outstanding common stock. In October of 2002, the Company enacted a 25 for 1 reverse split of its common stock. During the year, 80,000 shares of common stock were issued to reduce a payable by $100,000. In October 2002, 21,901,500 shares of common stock were issued for services rendered totaling $1,095,075.

NOTE 5 - INVESTMENTS AND SALE OF OILS & GAS PROPERTIES

On May 25, 2004, the Company entered into an Asset Purchase Agreement with Win Energy Corporation (“WIN”), wherein T.V. Oil & Gas Canada, Ltd. sold all its interests held in the other ten sections of the Straten Property, the Karr Property, the Turner Valley Project and the Triangle Lands. In return for this conveyance the Company received 1,300,303 shares of common stock in WIN, valued at $1,465,974.

WIN Energy is a closely held private company and therefore has no listing stock price or published market value, therefore, the Company valued its investment in WIN at the carrying cost of the oil and gas properties conveyed of $192,700. Subsequent to this transaction the Company sold 75,000 shares and realized proceeds of $56,706 thus crating a gain of $45,365.

NOTE 6 - OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. The cumulative effect of foreign currency translation adjustments to a cash account held by the Company in Canadian dollars, which is included in other comprehensive income in the stockholders’ equity section, consisted of the following:

	December 31,
	2004	2003
Balance, beginning of year	$(1,718)	$-
Effect of currency exchange rate changes	(2,367)	(1,718)
Balance, end of year	$(4,085)	$(1,718)

NOTE 7 - RELATED PARTY TRANSACTION

The transaction with Win Energy as described in Note 5 was a related party transaction due to the fact that the Company’s President Christopher Paton-Gay is also the Chairman of Win Energy.

Page - 35

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

(1)                              Capitalized Costs Relating to
Oil and Gas Producing Activities

	December 31,
	2004	2003
Proved oil and gas producing properties and related
lease and well equipment	$48,942	$450,706
Accumulated depreciation and depletion	(10,767)	-
Net Capitalized Costs	$38,175	$450,706

(2)                                 Costs Incurred in Oil and Gas Property
Acquisition, Exploration, and Development Activities

	For the Years Ended
	December 31,
	2004	2003
Acquisition of Properties
Proved	$-	$-
Unproved	-	-
Exploration Costs	-	-
Development Costs	$48,942	$300,672

The Company does not have any investments accounted for by the equity method.

(3)                             Results of Operations for
Producing Activities

	For the Years Ended
	December 31,
	2004	2003
Sales	$8,421	$-
Production costs	(9,350)	-
Depreciation and depletion	(10,767)	-

Results of operations for producing activities
(excluding corporate overhead and interest costs)	$(11,696)	$-

Page - 36

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Continued)

(4)	Reserve Quantity Information

	Oil	Gas
	BBL	MMCF
Proved developed and undeveloped reserves:
Balance, December 31, 2003	-	4.67
Change in estimates	-	-
Production	-	.99
Balance, December 31, 2004	-	3.68

Proved developed reserves:	Oil	Gas
	BBL	MMCF

Beginning of the year ended December 31, 2004	-	4.68
End of the year ended December 31, 2004	-	3.68

The Company has reserve studies and estimates prepared on the properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

Page - 37