Form 10QSB
period 2005-03-31
TURNER VALLEY OIL & GAS INC
filed 2005-05-16
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2005

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

48,535,970 shares off common stock were outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2005, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

Turner Valley Oil & Gas Incorporated
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash	$16,128	$22,191
Accounts Receivable (Net of Allowance of $0)	$6,068	$4,809

Total Current Assets	22,196	27,000

Oil and Gas Properties Using Full Cost Accounting
Properties not subject to amortization	48,942	48,942
Accumulated Amortization	(13,267)	(10,767)

Net Oil and Gas Properties	35,675	38,175

Other Assets
Investments	181,585	181,585

Total Other Assets	181,585	181,585

Total Assets	$239,456	$246,760

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$35,937	$19,053
Notes Payable - Related Party	23,659	23,659

Total Current Liabilities	59,596	42,712

Total Liablilities	59,596	42,712

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
100,000,000 Shares; 48,535,984 and 42,560,984 Shares
Issued and Outstanding, respectively	48,536	48,536
Capital in Excess of Par Value	3,559,673	3,559,673
Deficit Accumulated During the Development Stage	(3,377,881)	(3,351,326)
Subscription Receivable	(48,750)	(48,750)
Other Comprehensive Income	(1,718)	(4,085)

Total Stockholders' Equity	179,860	204,048

Total Liabilities and Stockholders' Equity	$239,456	$246,760

The accompanying notes are an integal part of theses financial statements.

Page - 3

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Operations
(Unaudited)

			From
			Inception on
			April 21, 1999
	For the Three Months Ended		through
	March 31,	March 31,	March 31,
	2005	2004	2005

REVENUE	$1,640	$-	$11,061

Total Revenue	$1,640	$-	$11,061

EXPENSES

Cost of Production	2,565	-	11,915
Depletion	2,500	-	13,267
General & Administrative	23,130	209,302	3,334,985

Total Expenses	28,195	209,302	3,360,167

NET OPERATING LOSS	(26,555)	(209,302)	(3,349,106)

OTHER INCOME (EXPENSES)

Royalty Income	-	212
Abandonment of Oil & Gas Property	-	-	(25,481)
Interest Expense	-	(374)	(3,294)

Total Other Income (Expenses)	-	(162)	(28,775)

NET LOSS	$(26,555)	$(209,464)	$(3,377,881)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	48,535,984	43,227,055

COMPREHENSIVE INCOME

Net Loss	$(26,555)	$(209,464)	$(3,377,881)

Other Comprehensive Income:
Foreign Currency Translation	2,367	(546)	(1,718)

Comprehensive Income (Loss)	$(24,188)	$(210,010)	$(3,379,599)

The accompanying notes are an integal part of theses financial statements.

Page - 4

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Cash Flows

			From
			Inception on
	For the three months ended		April 21, 1999
	March 31,		through
			March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(26,555)	$(293,785)	$(3,377,881)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depletion	2,500		13,267
Loss on Abandonment of Property	-	71,072
Common Stock Issued for Services Rendered	-	186,500	2,767,860
(Loss) From Sale of Investments	-		25,481
Common Stock Issued for Retirement of Accounts Payable	-	-	326,599
Non-cash effect from foreign currency translation		(761)	(4,085)
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Receivable	1,259		(3,550)
Increase (Decrease) in Accounts Payable	16,733	12,955	40,392
Increase (Decrease) in Interest Payable	-	374	19,053

Net Cash Provided(Used) by Operating Activities	(6,063)	(23,645)	(192,864)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale of investments			56,706
Expenditures for Oil & Gas Property Development		(8,214)	(312,714)

Net Cash Provided (Used) by Investing Activities	-	(8,214)	(256,008)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock	-	-	465,000
Cash received from Notes Payable-Related Party		25,000

Net Cash Provided(Used) by Financing Activities	-	25,000	465,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(6,063)	(6,859)	16,128

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	22,191	9,394	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,128	$2,535	$16,128

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Common Stock Issued for Services Rendered		$186,500	$2,767,860
Common Stock Issued to Retire Accounts Payable	$-	$-	$326,599

The accompanying notes are an integal part of theses financial statements.

Page - 5

Turner Valley Oil & Gas Incorporated
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2005

GENERAL

Turner Valley Oil & Gas Incorporated, (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report Form 10-KSB filed for the fiscal year ended December 31, 2004.

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

Page - 6

Item 2. Discussion and Analysis or Plan of Operation.

(A) PLAN OF OPERATION.

The Company changed its plan of operations to a sole focus on; exploration for, development drilling for, and transmission facilities for the production and sale of oil and gas. To reflect this change, the Company changed its name to Turner Valley Oil & Gas Corporation, and incorporated a wholly owned Canadian subsidiary named T.V Oil & Gas Canada Limited. This later Company is a Federal Canadian Registered Company and complies with all applicable laws within Canada. As previously reported, the Company (through its wholly owned subsidiary, TV Oil and Gas Canada Limited (a Federal Canadian Corporation) holds a substantial share position in WIN Energy Inc. of Calgary, Alberta Canada.

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended March 31, 2005 the Company had royalty revenues of $5,006, which were received from its working interest in the Strachan property. The Company has not added any further working interests in oil and gas producing properties during the quarter ended March 31, 2005. All the Company's properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

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

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114

During the quarter ended March 31, 2005, the Company received $5,004 in oil and gas fees from this property.

The Karr Property

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

From any internal review by the Company, Management decided to exit from this property due to the uncertainty of the economic recovery of the ongoing costs of participation and the costs already incurred on this project. The costs of exiting from this property were $4,480.

The Turner Valley Project

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

From any internal review by the Company, Management decided to exit from this property due to the uncertainty of the economic recovery of the ongoing costs of participation and the costs already incurred on this project. The costs of exiting from this property were $3,734.

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

The Company is currently engaged in a significant independent evaluation being conducted by a very prominent Oil and Gas Evaluation Firm in Calgary, Alberta, Canada. It is expected that this confidential report will be available to the company in early April 2004 and the Company will be making its drilling intentions public soon thereafter. Our internal evaluations indicate significant potential for Turner Valley Oil and Gas and it is Management's position that it intends to focus the Company's attention on this area. There will be a substantial requirement for the Company to capitalize a drilling program in the second Quarter of 2004, should the Company proceed with the proposed exploration plans. The Company expects to announce its intentions regarding this financing plan, next following the completion of Management's internal reviews of all data currently being assessed.

General and administrative costs for the quarter ended March 31, 2005 decreased by 94% to $18,355, when compared to $315,653, for the same period last year. The decreases in costs were caused by a reduction in services provided by legal and accounting professionals.

Liquidity

The Company's net working capital for the quarter ended March 31, 2005 was a negative $(12,583), compared to $9,095 for the year ended December 31, 2004. The decrease in working capital was due to costs associated with abandonment of oil and gas properties and costs relating to the operations of the Company. To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company's business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2005, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil and Gas, Inc.

Dated: May 16, 2005

by

/s/Christopher Paton-Gay	/s/Donald Jackson Wells	/s/Joseph Kane
Christopher Paton-Gay president director	Donald Jackson Wells director	Joseph Kane director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

CERTIFICATIONS PURSUANT TO SECTION 302

I, Christopher Paton-Gay, president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2005;

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

Dated: May 16, 2005                        /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 10

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2005                        /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 12