Form 10QSB/A
period 2005-03-31
TURNER VALLEY OIL & GAS INC
filed 2005-08-15
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment #1

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

Page - 2

Turner Valley Oil & Gas Incorporated
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2004
ASSETS	(Unaudited)
Current Assets
Cash	$16,128	$22,191
Accounts Receivable (Net of Allowance of $0)	$6,068	$4,809

Total Current Assets	22,196	27,000

Oil and Gas Properties Using Full Cost Accounting
Properties not subject to amortization	48,942	48,942
Accumulated Amortization	(13,267)	(10,767)

Net Oil and Gas Properties	35,675	38,175

Other Assets
Investments	181,585	181,585

Total Other Assets	181,585	181,585

Total Assets	$239,456	$246,760

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$35,937	$19,053
Notes Payable - Related Party	23,659	23,659

Total Current Liabilities	59,596	42,712

Total Liablilities	59,596	42,712

Stockholders' Equity
Common Stock; Par Value $.001 Per Share; Authorized
100,000,000 Shares; 48,535,984 and 42,560,984 Shares
Issued and Outstanding, respectively	48,536	48,536
Capital in Excess of Par Value	3,559,673	3,559,673
Deficit Accumulated During the Development Stage	(3,377,881)	(3,351,326)
Subscription Receivable	(48,750)	(48,750)
Other Comprehensive Income	(1,718)	(4,085)

Total Stockholders' Equity	179,860	204,048

Total Liabilities and Stockholders' Equity	$239,456	$246,760

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

Page - 4

Turner Valley Oil & Gas Incorporated
Consolidated Statements of Cash Flows

				From
				Inception on
	For the three months ended			April 21, 1999
		March 31,	March 31,	through
		2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)		$(26,555)	$(293,785)	$(3,377,881)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depletion		2,500		13,267
Loss on Abandonment of Property		-	71,072
Common Stock Issued for Services Rendered		-	186,500	2,767,860
(Loss) From Sale of Investments		-		25,481
Common Stock Issued for Retirement of Accounts Payable		-	-	326,599
Non-cash effect from foreign currency translation			(761)	(4,085)
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Receivable		1,259		(3,550)
Increase (Decrease) in Accounts Payable		16,733	12,955	40,392
Increase (Decrease) in Interest Payable		-	374	19,053

Net Cash Provided(Used) by Operating Activities		(6,063)	(23,645)	(192,864)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale of investments				56,706
Expenditures for Oil & Gas Property Development			(8,214)	(312,714)

Net Cash Provided (Used) by Investing Activities		-	(8,214)	(256,008)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Common Stock		-	-	465,000
Cash received from Notes Payable-Related Party			25,000

Net Cash Provided(Used) by Financing Activities		-	25,000	465,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS		(6,063)	(6,859)	16,128

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD		22,191	9,394	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$16,128	$2,535	$16,128

Cash Paid For:
Interest		$-	$-	$-
Income Taxes		$-	$-	$-

Common Stock Issued for Services Rendered	$		$186,500	$2,767,860
Common Stock Issued to Retire Accounts Payable		$-	$-	$326,599

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended March 31, 2005 the Company had royalty revenues of $1,640, which were received from its working interest in the Strachan property. The Company has not added any further working interests in oil and gas producing properties during the quarter ended March 31, 2005. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

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

Page - 7

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114

During the quarter ended March 31, 2005, the Company received $1,640 in oil and gas fees from this property.

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

Following extensive internal reviews by the Company, Management decided to exit from this property due to the uncertainty of the economic recovery of the ongoing costs of participation and the costs already incurred on this project. The costs of exiting from this property were $4,480.

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

Following extensive any internal reviews by the Company, Management decided to exit from this property due to the uncertainty of the economic recovery of the ongoing costs of participation and the costs already incurred on this project. The costs of exiting from this property were $3,734.

Page - 8

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

The Company is currently engaged in a significant independent evaluation being conducted by a very prominent Oil and Gas Evaluation Firm in Calgary, Alberta, Canada. It is expected that this confidential report will be available to the company in early April 2004 and the Company will be making its drilling intentions public soon thereafter. Our internal evaluations indicate significant potential for Turner Valley Oil and Gas and it is Management’s position that it intends to focus the Company’s attention on this area. There will be a substantial requirement for the Company to capitalize a drilling program in the second Quarter of 2004, should the Company proceed with the proposed exploration plans. The Company expects to announce its intentions regarding this financing plan, next following the completion of Management’s internal reviews of all data currently being assessed.

General and administrative costs for the quarter ended March 31, 2004 decreased by 94% to $18,355, when compared to $315,653, for the same period last year. The decreases in costs were caused by a reduction in services provided by legal and accounting professionals.

Liquidity

The Company’s net working capital for the quarter ended March 31, 2004 was a negative $(12,583), compared to $9,095 for the year ended December 31, 2003. The decrease in working capital was due to costs associated with abandonment of oil and gas properties and costs relating to the operations of the Company..

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

Page - 9

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

Dated: August 5, 2005                        /s/ Christopher Paton-Gay
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

Dated: August 5, 2005                        /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 15