Form 10QSB
period 2005-06-30
TURNER VALLEY OIL & GAS INC
filed 2005-08-15
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended June 30, 2005

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

51,385,984 shares off common stock were outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended June 30, 2005, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Page - 3

TURNER VALLEY OIL & GAS, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$28,603	$22,191
Accounts receivable (Net of allowance of $0)	6,346	4,809

Total Current Assets	34,949	27,000

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties subject to amortization	48,942	48,942
Accumulated amortization	(15,767)	(10,767)

Net Oil and Gas Properties	33,175	38,175

OTHER ASSETS

Investments	181,585	181,585

Total Other Assets	181,585	181,585

TOTAL ASSETS	$249,709	$246,760

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$35,287	$19,053
Notes payable, related party	23,659	23,659

Total Current Liabilities	58,946	42,712

Total Liabilities	58,946	42,712

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001
par value, 51,385,984 and 48,535,984 shares issued
and outstanding, respectively	51,386	48,536
Capital in excess of par value	4,041,324	3,559,673
Subscription receivable	-	(48,750)
Other comprehensive income	(1,718)	(4,085)
Deficit accumulated during the development stage	(3,900,229)	(3,351,326)

Total Stockholders' Equity	190,763	204,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,709	$246,760

The accompanying notes are an integral part of these financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		April 21, 1999
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005
REVENUE

Royalties received	$-	$-	$1,640	$-	$11,061

Total Revenue	-	-	1,640	-	11,061

EXPENSES

Cost of production	-	-	2,565	-	11,915
Depletion	2,500	-	5,000	-	15,767
General and administrative	515,772	209,302	542,977	227,557	3,814,460

Total Expenses	518,272	209,302	550,542	227,557	3,842,142

NET OPERATING LOSS	(518,272)	(209,302)	(548,902)	(227,557)	(3,831,081)

OTHER INCOME (EXPENSE)

Other income	-	212	-	5,218	5,218
Abandonment of oil and gas property	-	-	-	(71,072)	(71,072)
Interest expense	-	(374)	-	(374)	(3,294)

Total Other Income (Expense)	-	(162)	-	(66,228)	(69,148)

NET LOSS	$(518,272)	$(209,464)	$(548,902)	$(293,785)	$(3,900,229)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	49,694,775	43,227,055	49,118,581	42,894,020

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(518,272)	$(209,464)	$(548,902)	$(293,785)	$(3,900,229)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Translation	-	(546)	2,367	(2,479)	(1,718)

COMPREHENSIVE INCOME (LOSS)	$(518,272)	$(210,010)	$(546,535)	$(296,264)	$(3,901,947)

The accompanying notes are an integral part of these financial statements.

Page - 5

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception on
			April 21, 1999
	For the Six Months Ended		Through
	June 30,		June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(548,902)	$(293,785)	$(3,896,153)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	5,000	-	15,767
Loss on abandonment of property	-	71,072	71,072
Common stock issued for services rendered	484,500	186,500	3,252,360
Loss on sale of investments	-	-	25,481
Changes in operating assets and liabilities:
Increase in accounts receivable	(751)	-	(5,560)
Increase in accounts payable and accrued expenses	15,448	13,329	313,688

Net Cash Used in Operating Activities	(44,705)	(22,884)	(223,345)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	-	-	56,706
Expenditures for oil and gas property development	-	(8,214)	(312,714)

Net Cash Used in Investing Activities	-	(8,214)	(256,008)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	48,750	-	48,750
Proceeds from related party notes payable	-	25,000	-

Net Cash Provided by Financing Activities	48,750	25,000	513,750

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	2,367	(761)	(1,718)

NET INCREASE (DECREASE) IN CASH	6,412	(6,859)	32,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,191	9,394	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,603	$2,535	$32,679

The accompanying notes are an integral part of these financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From
			Inception on
			April 21, 1999
	For the Six Months Ended		Through
	June 30,		June 30,
	2005	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$484,500	$186,500	$3,252,360
Common stock issued for retirement of payables	$-	$-	$326,599

The accompanying notes are an integral part of these financial statements.

Page - 7

TURNER VALLEY OIL & GAS, INC.
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 1 -	BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2005 and 2004:

	For the
	Three Months Ended
	June 30,
	2004	2005

Net (loss) available to	$(518,272)	$(209,464)
common shareholders

Weighted average shares	49,694,775	43,227,055

Basic loss per share (based	$(0.01)	$(0.01)
on weighted average shares)

	For the
	Six Months Ended
	June 30,
	2004	2005
Net (loss) available to
common shareholders	$(548,902)	$(293,785)

Weighted average shares	49,118,581	42,894,020

Basic loss per share (based
on weighted average	$(0.01)	$(0.01)
shares)

Page - 8

TURNER VALLEY OIL & GAS, INC.
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2005 and December 31, 2004, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties. During the six months ended June 30, 2005 and 2004, the Company recorded depletion of $5,000 and $0 on its producing properties.

NOTE 4 - SIGNIFICANT TRANSACTIONS

During the three months ended June 30, 2005, the Company issued a total of 2,850,000 shares of common stock, pursuant to an S-8 registration, for consulting and other professional services rendered valued at $484,500. The shares were recorded at $0.17 per share, the market value of the shares on the date of issuance.

Pursuant to the S-8 registration filed with the Securities & Exchange Commission in May 2005, the Company registered a total of 5,000,000 common shares. After the issuance of 2,850,000 shares as described in the preceding paragraph, a total of 2,150,000 of the registered shares remain unissued at June 30, 2005.

Page - 9

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

Our financial statements (Form 10-KSB) contain the following additional material notes:

(Note 2-Going Concern) The Company࿃s financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to execute its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to execute their business plan, thus creating necessary operating revenues.

(Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

During the quarter ended June 30, 2005 the Company had royalty revenues of $Nil, from its working interest in the Strachan property due to repairs and maintenance that stopped production. The Company has not added any further working interests in oil and gas producing properties during the quarter ended June 30, 2005. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centered in Alberta, Canada.

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

Page - 10

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114

During the quarter ended June 30, 2005, the Company received no oil and gas fees from this property due to repairs and maintenance during the quarter. The Company is examining its position regarding the future viability of this property.

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

General and administrative costs for the quarter ended June 30, 2005 increased by 146% to $515,772, when compared to $209,302, for the same period last year. The increase in costs by the issuance of S-8 shares for services provided by the company’s consultants which were recorded at fair market value.

The loss for the quarter ended June 30, 2005 was $(518,272) as compared to $(209,464) for the corresponding quarter ending June 30, 2004. The increase in losses was caused by an increase in the Company’s general and administration costs.

Liquidity

The Company’s net working capital for the quarter ended June 30, 2005 was a negative $23,997, compared to a negative $15,712 for the year ended December 31, 2004. The decrease in working capital was due to costs relating to the operations of the Company.

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

Page - 11

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended June 30, 2005, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil and Gas, Inc.

Dated: August 15, 2005

by

/s/Christopher Paton-Gay	/s/Donald Jackson Wells	/s/Joseph Kane
Christopher Paton-Gay president director	Donald Jackson Wells director	Joseph Kane director

Page - 13

Exhibit 31

Section 302 Certification

Page - 14

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Christopher Paton-Gay, president/director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of June 30, 2005;

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

Dated: August 15, 2005
  /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 15

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2005
  /s/ Christopher Paton-Gay
Christopher Paton-Gay
president director

Page - 17