Form 10KSB/A
period 2004-12-31
TURNER VALLEY OIL & GAS INC
filed 2005-11-03
CIK 1098343

FORM 10-KSB-A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30891

For the Year ended December 31, 2004

Amendment Dated: October 31, 2005

Turner Valley Oil & Gas, Inc.

Nevada             91-1980526
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

6160 Genoa Bay RoadDuncan B.C. Canada         V9L 5Y5
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

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Issuer's Revenues most recent fiscal year: None

As of 12/31/04, the number of shares of common stock outstanding was 48,535,970.

As of 12/31/04, the number of shares held by non-affiliates was approximately 48,199,370 shares, with a market value of $ based on low bid of $0.

Exhibit Index is found on page 16

Page - 1

CONTENTS

INTRODUCTION

PART I

ITEM 1. Description of Business
(a) Form and Year of Organization
(b) Our Business

ITEM 2. Description of Property

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Stockholder Matters
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock 2004

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
(c) Form 8-K Reports

Page - 2

ABOUT THIS AMENDMENT

This Amended Filing of our previous year's Annual Report is made for certain technical but important corrections.

First, we have made technical but important compliance corrections to Item 12, Controls and Procedures. These were not substantive changes in our controls and procedures, by rather in the description of them. We have changed the language of our Section 302 Certification, to conform it to current rules, for compliance.

Second, some changes have been made to the Notes of our Audited Financial Statements, particularly to Note 1k, and Note 5. See also discussion of non-cash financing activity disclosed on the statement of stockholders equity. Attention is directed to Revenue Recognition: Properties not subject to amortization, and investments in oil and gas properties.

In other respects, our Annual Report is unchanged. While we believe corrections to be necessary and appropriate, we do not see these changes as suggestive of any impairment of our financial condition or operations.

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

The Remainder of this Page is Intentionally left Blank

Page - 3

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

(b) Our Business. Turner Valley Oil and Gas Inc. (‘TVOG”) is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary has acquired a solid base of oil and gas properties located in the western basin of Alberta, Canada. These properties provide Turner Valley Oil and Gas Inc. with a firm foothold in the oil and gas sector. It is Management’s intent to continue to; add proven producing, development and exploration properties during 2004. As is the case with all of our properties, the Company has taken all necessary actions to commence operations on these properties as quickly as possible and this has been done. The nature of the oil and gas business requires that the Management and Board remain diligent in assessing risk and insisting that the Company’s Operators work in strict compliance with all prevailing legislation. This has been done.

Page - 4

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

TVOG through its wholly owned subsidiary, TV Oil and Gas Canada Limited, has over 9,000 acres of prime exploration lands in the Triangle project and it is Management’s position that Triangle best represents the future of TVOG. In the 4thQ of 2003 wells have been drilled by two Major Oil and Gas Companies directly offsetting our lands. As information pertaining to the drilling results of these wells becomes available us and its Partners have been assessing and extrapolating the data.

We are taking a very conservative view of future oil and gas commodity pricing. We believe that this best serves our shareholders and imposes a higher than average standard as we work through our risk assessments. As a complement to this primary focus, we and our Partners at Win Energy are also reviewing the construction of a gas plant and pipeline matrix to serve the major Oil and Gas Companies that are active in the area. This proposed processing plant would accommodate both our gas production and other’s gas production, on a throughput fee basis. The plant is being designed to accommodate 10 million cubic feet of gas per day with the capability of upgrade to 20 million cubic feet per day. In addition, a delivery pipeline providing a tie in to a major gas line into the United States forms a significant part of the current reviews.

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

Page - 5

ITEM 2. Description of Property.

We enjoy the non-exclusive use of the offices of our CEO, and have no other property of our own.

ITEM 3. Legal Proceedings.

There are no legal proceedings pending against we, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

The Remainder of this Page is Intentionally left Blank

Page - 6

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
Reverse Split: Ten shares to One Share
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

(d) Sales of Unregistered Common Stock 2004. On July 15, 2004, we issued new 4,603,570 investment shares, pursuant to §4(2), for cash, to a handful of investors who had previously subscribed and paid for their shares. The basis for reliance on §4(2) is as follows: the placement was made privately, without any advertising or public solicitation, to persons with pre-existing relationships with management, and persons having access to the kinds of information about our company, which registration would have disclosed.

Page - 7

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

Page - 8

The Strachan Property

Strachan 2-22-38-9W5 Gas Well. A nitrogen/acid tugging cleanout operation was conducted on the week of November 1, 2004. The well was placed back on stream on November 6th and is responding within a SI pressure of 8000 kPa. The full operation cost was $235,000 for 100%. The Company࿃s share of the operation cost was 1%.

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

Turner Valley 6-31-20-3W5 cased well. Win Energy has 61% working interest in the lands and well in section 31. Win has farmed out the majority of this interest to earn 35.5%. The well located in 6-31 has successfully penetrated the Cadomin formation. Production testing is currently underway on a confidential basis. The company has options to drill step-out wells to the Win discovery well.

Page - 9

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

Exxon-Mobil Corporation (EMC). Win Energy has finalized a Farm-Out Agreement with Exxon-Mobil Coropration. The Farm-Out commits Win Energy to drill 5 test wells in 2005 with an option to drill 5 test wells in each of 2006 and 2007. EMC's lands make up approximately 53 sections of land on the Cowley prospect. These leases occur with in the boundaries that Win Energy has mapped for the Cowley structure and in between all the key leases mentioned in the N. Cowley and S. Cowley description. EMC will receive an Over Riding Overriding Royalty with an opportunity to back in for a working interest.

Page - 10

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

Page - 11

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

					Long Term Compensation
	Annual Compensation				Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Christopher Paton-Gay, Chairman, CEO	2004	0	0	0		0	0	0
	2003	12,500	0	0	20,0000	0	0	0
	2002	0	0	0	0	0	0	0
Donald Jackson Wells, Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	5,000	0	0	0
	2002	0	0	0	0	0	0	0
Joseph A. Kane Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	5,000	0	0	0
	2002	0	0	0	0	0	0	0

Page - 12

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

 Common Stock
Name and Address of Beneficial Owner	Share Ownership	%
Christopher Paton-Gay 6160 Genoa Bay Road Chairman/CEO Duncan B.C. CanadaDirector	185,000	0.38
Donald Jackson Wells 3131 S.W. Freeway #46 Houston TX 77098 Director	75,800	0.16
Joseph Kane 3131 S.W. Freeway #46 Houston TX 77098 Director	75,800	0.16
All Officers and Directors as a Group	336,600	0.69
Total Issued and Outstanding	48,535,970	100.00
All Affiliates	(336,600)	(0.69)
Indicated Total Non-Affiliate Ownership	48,199,370	99.31

(a) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization and profitability.

The Remainder of this Page is Intentionally left Blank

Page - 13

Item 12. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of the end of the period represented by this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(a) Attachments/Exhibits Hereto.

(31) Certification pursuant to 18 USC Section 302.

(32) Certification pursuant to 18 USC Section 1350.

(AC-99.1) Audit Committee Report

(AFK-04A) Audited Financial Statements for the years ended December 31, 2004, 2003 and from Inception.

(b) Exhibits Previously Filed. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

(c) Form 8-K Reports. None during the period represented by this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Turner Valley Oil & Gas, Inc.

Dated: October 31, 2005

/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 14

Exhibit 31

Section 302 Certification

Page - 15

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Christopher Paton-Gay, certify that:

1. I have reviewed this Annual report on Form 10-KSB of Turner Valley Oil & Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods represented in this report;

4. The small business issuer's other certifying officers officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: October 31, 2005
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

Dated: October 31, 2005

/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 18

Attachment AC-99.1

Audit Committee Report

Page - 19

Turner Valley Oil & Gas, Inc.
6160 Genoa Bay Road
Duncan B.C. Canada V9L 5Y5
Form Type: 10-KSB/A

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

Dated: October 31, 2005
/s/Christopher Paton-Gay
Christopher Paton-Gay
president/director/Sole Officer

Page - 20

Attachment AFK-04A

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

/s/Chisholm, Bierwolf & Nilson, LLC
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2005

Page - 23

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Balance Sheet

ASSETS	December 31,	December 31,
	2004	2003
CURRENT ASSETS
Cash	$22,191	$9,394
Accounts Receivable (Net of Allowance of $0)	4,809	-

Total Current Assets	27,000	9,394

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 3)
Properties Not Subject to Amortization	-	300,672
Properties Being Amortized	48,942	-
Accumulated Amortization	(10,767)	-

Net Oil and Gas Properties	38,175	300,672

OTHER ASSETS
Investments	181,585	-

Total Other Assets	181,585	-

TOTAL ASSETS	$246,760	$310,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$19,053	$299
Notes Payable - Related Party	23,659	-

Total Current Liabilities	42,712	299
Total Liabilities	42,712	299

STOCKHOLDERS’ EQUITY (Note 4)
Common Stock; Par Value $0.001 Per Share; Authorized
100,000,000 Shares; 48,535,984 and 42,560,984 Shares
Issued and Outstanding, Respectively, Retroactively Restated	48,536	42,561
Capital in Excess of Par Value	3,559,673	2,836,249
Accumulated Deficit	(3,351,326)	(2,567,325)
Subscriptions Receivable	(48,750)	-
Other Comprehensive Income	(4,085)	(1,718)

Total Stockholders’ Equity	204,048	309,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,760	$310,066

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

Page - 25

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From Inception on April 21, 1999 through December 31, 2004

	Common Stock		Paid-In	Comprehensive	Subscription	Retained
	Shares	Amount	Capital	Income	Receivable	Deficit

Balance at Inception on
April 21, 1999	41,080	$41	$5,094	$-	$-	$-

Shares Issued for Cash at $0.05 Per Share,
Retroactively Restated	16,000	16	99,984	-	-	-

Net Loss for the Year Ended
December 31, 1999	-	-	-	-	-	(96,935)

Balance, December 31, 1999	57,080	57	105,078	-	-	(96,935)

Net Loss for the Year Ended
December 31, 2000	-	-	-	-	-	(27,242)

Balance, December 31, 2000	57,080	57	105,078	-	-	(124,177)

Net loss for the Year Ended
December 31, 2001	-	-	-	-	-	(65,380)

Balance, December 31, 2001	57,080	57	105,078	-	-	(189,557)

Shares Issued for Debt
Reduction, Retroactively Restated	8,000	8 99,992	-	-	-	-

Shares Issued for Services at $0.05 Per Share,
Retroactively Restated	2,190,150	2,190	1,092,885	-	-	-

Net Loss for the Year Ended
December 31, 2002	-	-	-	-	-	(1,240,008)

Balance,
December 31, 2002	2,255,230	2,255	1,297,955	-	-	(1,429,565)

Shares Issued for Services at $0.02 per Share,
Retroactively Restated	1,500,000	1,500	298,500	-	-	-

Rounding Due to Stock Split	2,000	2	(2)	-	-	-

Shares Issued for Accounts
Payable at $0.05 Per Share	8,000,000	8,000	392,000	-	-	-

Shares Issued for Services at
$0.015 Per Share	31,729,200	31,729	444,209	-	-	-

Share Issued for Services at
$0.015 Per Share	9,487,504	9,488	132,825	-	-	-

The accompanying notes are an integral part of these financial statements.

Page - 26

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From Inception on April 21, 1999 through December 31, 2004

	Common Stock		Paid-In	Comprehensive	Subscription	Retained
	Shares	Amount	Capital	Income	Receivable	Deficit

Shares Issued for Accounts
Payable at $0.05 Per Share	2,000,000	2,000	98,000	-	-	-

Shares Issued for Accounts
Payable at $0.05 Per Share	650,000	650	31,850	-	-	-

Cancellation of Common
Shares issued for services	(14,691,520)	(14,692)	(122,459)	-	-	-

Cancellation of Common
Shares issued for payables	(2,000,000)	(2,000)	(98,000)	-	-	-

Shares Issued for Cash at
$0.05 Per Share	3,000,000	3,000	147,000	-	-	-

Shares Issued for Cash at
$0.30 Per Share	100,000	100	29,900	-	-	-

Shares Issued for Cash at
$0.35 Per Share	528,570	529	184,471	-	-	-

Net Loss for the Year Ended
December 31, 2003	-	-	-	-	-	(1,137,760)

Balance, December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	-	(2,567,325)

Shares Issued for Services
at $.20 Per Share	2,317,500	2,318	461,182	-	-	-

Shares Issued for Services
at $.08 Per Share	2,597,500	2,597	205,202	-	-	-

Shares Issued for Services
at $.11 Per Share	85,000	85	9,265	-	-	-

Shares Issued for
Subscription at $.05 Per Share	975,000	975	47,775	-	(48,750)	-

Foreign Currency Translation	-	-	-	(2,367)	-	-

Net Loss for the Year Ended
December 31, 2004	-	-	-	-	-	(784,001)

Balance, December 31, 2004	48,535,984	$48,536	$3,559,673	$(4,085)	$(48,750)	$(3,351,326)

The accompanying notes are an integral part of these financial statements.

Page - 27

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Consolidated Statement of Cash Flows

			From Inception on
			April 21, 1999
	For the Year Ended		through
	December 31,		December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(784,001)	$(1,137,760)	$(3,351,326)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities:
Depletion	10,767	-	10,767
Common Stock Issued for Services Rendered	680,649	781,100	2,561,959
(Loss) From Sale of Investments	25,481	-	25,481
Common Stock Issued for Retirement of Accounts Payable	-	432,500	532,500
Non-Cash Effect from Foreign Currency Translation	(2,367)	(1,718)	(4,085)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Receivable	(4,809)	-	(4,809)
Increase (Decrease) in Accounts Payable-Related Party	23,659	(33,824)	23,659
Increase (decrease) in accounts payable	18,754	(95,232)	19,053

Net Cash Provided (Used) by Operating Activities	(31,867)	(54,934)	(186,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Property Development	(12,042)	(300,672)	(312,714)
Proceeds from Sale of Investments	56,706	-	56,706

Net Cash (Used) by Investing Activities	44,664	(300,672)	(256,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	-	365,000	465,000

Net Cash Provided by Financing Activities	-	365,000	465,000

NET INCREASE (DECREASE) IN CASH	12,797	9,394	22,191

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	9,394	-	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,191	$9,394	$22,191

CASH PAID FOR:
Interest	$-	$3,294	$3,294
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Common stock issued for services rendered	$680,649	$781,100	$2,561,959
Common stock issued to retire accounts payable	$-	$432,500	$532,500

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

B. Revenue and Cost Recognition

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended December 31, 2004 and 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2003, proved oil and gas reserves had been identified on the Strachan Property, however, the property was not producing due to the reworking of the well, and therefore, no amortization has been recorded for the year ending December 31, 2003. During the year ended December 31, 2004, the Company recorded depletion of $10,767 on its property.

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

K. Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 the impairment charge was $71.072, and at December 31, 2003 the impairment charge was $Nil.

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

Page - 33

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 3 - OIL & GAS PROPERTIES

Strachen Property

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 22-38-9W5 Red Deer, Alberta, Canada. During the end of 2003, the Company’s senior management set out a rework program for this well. The rework program called for an acid wash and acid stimulation of the producing formation. The Company agreed to participate in the program which increased their interest to 6.67%. The program was completed on October 15, 2003 and extraction continued in 2004. As of December 31, 2003, $300,672 of costs have been capitalized under “Properties not subject to amortization”. The Strachen Property has proved gas reserves of 3.68 MMCF.

During 2004, two of the Companies properties were deemed to be impaired and the Company abandoned these properties and wrote off $71,072 of capitalized costs. The Strachen Property began to be extracted and was therefore moved to Properties being amortized with a capitalized cost of $48,942. Accumulated amortization at December 31, 2004 is $10,767. The remaining properties recorded at $192,700 was sold for common stock in Win Energy, see Note 5.

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

NOTE 5 - INVESTMENTS AND SALE OF OILS & GAS PROPERTIES

On May 25, 2004, the Company entered into an Asset Purchase Agreement with Win Energy Corporation (“WIN”), wherein T.V. Oil & Gas Canada, Ltd. sold all its interests held in the other ten sections of the Strachan Property, the Karr Property, the Turner Valley Project and the Triangle Lands. In return for this conveyance the Company received 1,300,303 shares of common stock in WIN.

WIN Energy is a closely held private company and therefore has no listing stock price or published market value, therefore, the Company valued its investment in WIN at the carrying cost of the oil and gas properties conveyed of $192,700. Subsequent to this transaction the Company sold 75,000 shares with a basis of $11,115 ($.1482 per share) and realized proceeds of $56,706 thus crating a gain of $45,591.

WIN Energy Corporation ("Win"), formed in 2004, is a Calgary based private corporation. The company is actively engaged in the exploration, development and production of petroleum, natural gas and natural gas liquids. Win's core area is in the triangle zone ("Triangle Zone"), which is located along the eastern edge of the Foothills Belt in southern Alberta, extending from Turner Valley, 25 miles southwest of Calgary, to Pincher Creek, near the Alberta-Montana border.

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

Page - 35

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

(1)  Capitalized Costs Relating to Oil and Gas Producing Activities

	For the Years Ended
	December 31,
	2004	2003
Proved oil and gas producing properties and related
lease and well equipment	$48,942	$450,706
Accumulated depreciation and depletion	(10,767)	-

Net Capitalized Costs	$38,175	$450,706

(2) Costs Incurred in Oil and Gas Property  Acquisition, Exploration, and Development Activities

	For the Years Ended
	December 31,
	2004	2003
Acquisition of Properties
Proved	$-	$-
Unproved	-	-
Exploration Costs	-	-
Development Costs	48,942	300,672

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