Form 10QSB
period 2005-09-30
TURNER VALLEY OIL & GAS INC
filed 2005-11-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2005

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

51,385,970 shares off common stock were outstanding as of September 30, 2005.Per Madison!!
Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

INTRODUCTION

This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our". This Form 8-K may contain forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2005, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Page - 3

TURNER VALLEY OIL & GAS, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash	$21,654	$22,191
Accounts receivable	265,802	4,809

Total Current Assets	287,456	27,000

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties subject to amortization	212,996	48,942
Accumulated amortization	(18,267)	(10,767)

Net Oil and Gas Properties	194,729	38,175

OTHER ASSETS

Investments	155,651	181,585

Total Other Assets	155,651	181,585

TOTAL ASSETS	$637,836	$246,760

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$190,942	$19,053
Notes payable, related party	23,659	23,659

Total Current Liabilities	214,601	42,712

Total Liabilities	214,601	42,712

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001
par value, 51,385,984 and 48,535,984 shares issued
and outstanding, respectively	51,387	48,536
Capital in excess of par value	4,041,324	3,559,673
Subscription receivable	-	(48,750)
Other comprehensive income	(3,561)	(4,085)
Deficit accumulated during the development stage	(3,665,915)	(3,351,326)

Total Stockholders' Equity	423,235	204,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$637,836	$246,760

The accompanying notes are an integral part of these financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Operations
(Unaudited)

					From
					Inception on
	For the		For the		April 21, 1999
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

REVENUE

Royalties received	$-	$2,977	$1,640	$8,195	$11,061

Total Revenue	-	2,977	1,640	8,195	11,061

EXPENSES

Cost of production	-	-	2,565	-	11,915
Depletion	2,500	-	7,500	-	18,267
General and administrative	1,012	230,155	543,989	457,712	3,815,097

Total Expenses	3,512	230,155	554,054	457,712	3,845,279

NET OPERATING LOSS	(3,512)	(227,178)	(552,414)	(449,517)	(3,834,218)

OTHER INCOME (EXPENSE)

Other income	237,825		237,825		243,043
Abandonment of oil and gas property	-	-	-	(71,072)	(71,072)
Interest expense	-	(374)	-	(748)	(3,668)

Total Other Income (Expense)	237,825	(374)	237,825	(71,820)	168,303

NET PROFIT/(LOSS)	$234,313	$(227,552)	$(314,589)	$(521,337)	$(3,665,915)

BASIC LOSS PER COMMON SHARE	$0.00	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	49,694,775	44,534,181	49,882,687	43,790,364

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$234,313	$(227,552)	$(314,589)	$(521,337)	$(3,665,915)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Translation	524	(546)	2,367	(1,955)	(3,561)

COMPREHENSIVE INCOME (LOSS)	$234,837	$(228,098)	$(312,222)	$(523,292)	$(3,669,476)

The accompanying notes are an integral part of these financial statements.

Page - 5

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception on
			April 21, 1999
	For the Nine Months Ended		Through
	September 30,		September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(314,589)	$(293,785)	$(3,665,915)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	7,500	-	18,267
Loss on abandonment of property	-	71,072	71,072
Common stock issued for services rendered	484,500	186,500	3,252,360
Loss on sale of investments	-	-	25,481
Changes in operating assets and liabilities:
Increase in accounts receivable	(260,993)	-	(283,585)
Increase in accounts payable and accrued expenses	171,889	13,329	485,577

Net Cash Used in Operating Activities	88,307	(22,884)	(96,743)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	25,936	-	82,609
Investing in new Oil & Gas working interests	(164,054)		(164,054)
Expenditures for oil and gas property development		(8,214)	(312,714)

Net Cash Used in Investing Activities	(138,118)	(8,214)	(394,159)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	48,750	-	48,750
Proceeds from related party notes payable	-	25,000	-

Net Cash Provided by Financing Activities	48,750	25,000	513,750

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	524	(761)	(1,194)

NET INCREASE (DECREASE) IN CASH	(537)	(6,859)	21,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,191	9,394	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,654	$2,535	$21,654

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
September 30, 2005

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2005 and 2004:

	For the
	Three Months Ended
	September 30,
	2005	2004
Net Profit/(loss) available to
common shareholders	$234,313	$(227,552)

Weighted average shares	49,694,775	44,534,181

Basic loss per share (based on weighted average shares)	$0.00	$(0.01)

	For the
	Nine Months Ended
	September 30,
	2005	2004
Net (loss) available to
common shareholders	$(314,589)	$(521,337)

Weighted average shares	49,882,687	43,790,364

Basic loss per share (based on weighted average shares)	$(0.01)	$(0.01)

Page - 8

TURNER VALLEY OIL & GAS, INC.
Notes to the Consolidated Financial Statements
September 30, 2005

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2005 and December 31, 2004, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties. During the nine months ended September 30, 2005 and 2004, the Company recorded depletion of $7,500 and $0 on its producing properties.

NOTE 4 - SIGNIFICANT TRANSACTIONS

During the three months ended June 30, 2005, the Company issued a total of 2,850,000 shares of common stock, pursuant to an S-8 registration, for consulting and other professional services rendered valued at $484,500. The shares were recorded at $0.17 per share, the market value of the shares on the date of issuance.

Pursuant to the S-8 registration filed with the Securities & Exchange Commission in May 2005, the Company registered a total of 5,000,000 common shares. After the issuance of 2,850,000 shares as described in the preceding paragraph, a total of 2,150,000 of the registered shares remain unissued at September 30, 2005.

During the three months ended September 30, 2005, the Company purchased a Farm-out agreement with Odin Capital. The terms of the Farm-Out agreement are as follows:

In exchange for our paying 3.00% of all costs associated with drilling, testing and completing the test well (expected drilling cost - approx. $6.3 million Canadian to the 100% interest) on the property that is referred to as the Leduc Formation test well, we will have earned;

1)
In the spacing unit for the Earning Well, a 1.500% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation, and a 3.00% interest in the natural gas in the Leduc formation before payout subject to payment of an Overriding Royalty which is convertible upon payout at the Royalty Owners option to 50% of our interest.

2)	A 1.200% interest in the rights below the base line of the Shunda formation in Section 10,Township 38, Range 9W5M
3)	A 0.966% interest in the rights below the base of the Shunda formation in sections 15 & 16,Township 38,Range 9W5M, down to the base of the deepest formation penetrated.

The total costs are anticipated to be approximately $190,483.00 for our interest, under the terms of our agreement. The Strachan Prospect is located 80 miles NW of Calgary, Alberta.

NOTE 5 - INVESTMENT IN WIN ENERGY

During the three months ending September 30, 2005, the Company sold 175,000 shares of its investment in WIN Energy, realizing a gain of $237,825. The sale agreement includes a half warrant to enable the purchaser to purchase additional WIN shares at $1.75 per share until March 31, 2006.

Page - 9

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

Our plan of operations remains our sole focus on exploration, development, drilling and transmission facilities, for the production and sale of oil and gas. We have an incorporated wholly owned Canadian subsidiary named T.V Oil & Gas Canada Limited. Our subsidiary is a Federal Canadian Registered Company and complies with all applicable laws within Canada. As previously reported, we are a major shareholder of Win Energy Corporation, a private issuer under in the Province of Alberta

Our financial statements (Form 10-KSB) contain the following additional material notes:

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

(b) Discussion and Analysis of Financial Condition and Results of Operations. Period to corresponding period comparisons of our development stage company are not considered meaningful. Sequential periodic comparisons are more meaningful and to the point.

Results of Operations

During the quarter ended September 30, 2005 the Company had royalty revenues of $Nil, from its working interest in the Strachan property due to repairs and maintenance that stopped production. The Company added working interests in oil and gas producing properties during the quarter ended September 30, 2005. All the Company࿃s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.  General and administrative costs for the quarter ended September 30, 2005 decreased by 98% to $3,512, when compared to $230,155, for the same period last year. The decrease in costs was related to the non issuance of stock for services for the quarter. The Net Profit for the quarter ended September 30, 2005 was $234,313 as compared to a Net Loss of $(227,552) for the corresponding quarter ending September 30, 2004. The Net Profit was caused by the partial sale of shares in WYN where the proceeds of sale will be used to purchase the additional working interest in the farm out agreement with Odin Capital.

Page - 10

The Strachan Property

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company࿃s senior management has set out a rework program for this well. The rework program calls for an acid wash and acid stimulation of the producing formation. The Company has agreed to participate in the program. The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at 2.66 MMcf/Day, representing a 40% increase over initial production rates.

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

On September 23, 2005 Turner Valley Oil and Gas Inc. through its wholly owned subsidiary TV Oil and Gas Canada Limited, has entered into a farm-out agreement with Odin Capital Inc. of Calgary, Alberta. The terms of the Farm-Out agreement are as follows:

In exchange for our paying 3.00% of all costs associated with drilling, testing and completing the test well (expected drilling cost ྾ approx. $6.3 million Canadian to the 100% interest) on the property that is referred to as the Leduc Formation test well, we will have earned;

1) In the spacing unit for the Earning Well, a 1.500% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation, and a 3.00% interest in the natural gas in the Leduc formation before payout subject to payment of an Overriding Royalty which is convertible upon payout at the Royalty Owners option to 50% of our interest.
2) A 1.200% interest in the rights below the base line of the Shunda formation in Section 10,Township 38, Range 9W5M.

3)A 0.966% interest in the rights below the base of the Shunda formation in sections 15 & 16,Township 38,Range 9W5M, down to the base of the deepest formation penetrated.

The total costs are anticipated to be approximately $190,483.00 for our interest, under the terms of our agreement. The Strachan Prospect is located 80 miles NW of Calgary, Alberta.

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

The Company is currently engaged in a significant independent evaluation being conducted by a very prominent Oil and Gas Evaluation Firm in Calgary, Alberta, Canada. It is expected that this confidential report will be available to the company in early April 2004 and the Company will be making its drilling intentions public soon thereafter. Our internal evaluations indicate significant potential for Turner Valley Oil and Gas and it is Management࿃s position that it intends to focus the Company࿃s attention on this area. There will be a substantial requirement for the Company to capitalize a drilling program in the second Quarter of 2004, should the Company proceed with the proposed exploration plans. The Company expects to announce its intentions regarding this financing plan, next following the completion of Management࿃s internal reviews of all data currently being assessed.

Page - 11

Liquidity

The Company࿃s net working capital for the quarter ended September 30, 2005 increased to $72,855, compared to a deficiency of $15,712 for the year ended December 31, 2004. The increase in working capital was caused by the proceeds of sale in the partial sale of the Company࿃s investment in WIN. To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company࿃s business plan. Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

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

Dated: November 14, 2005

by

/s/Christopher Paton-Gay	/s/Donald Jackson Wells	/s/Joseph Kane
Christopher Paton-Gay president director	Donald Jackson Wells director	Joseph Kane director

Page - 13

Exhibit 31

Section 302 Certification

Page - 14

CERTIFICATION PURSUANT TO SECTION 302

I, Christorpher Paton-Gay, certify that:

1. I have reviewed this Quarterly report on Form 10-ksb of Turner Valley Oil & Gas, Inc.;

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

3. Based on my knowledge,the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods represented in this report;

4. The small business issuer's registrant's sole certifying officer, I, am responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-14 and 15d-14 13a-15(f) and 15d-15(f)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted acounting principles;

(c) Evaluated the effectiveness of the small bussiness issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's sole certifying officer, I, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;and identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 14, 2005

By:

/s/Christorpher Paton-Gay
Christorpher Paton-Gay
president/director/Sole Officer

Page - 15

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Netparts.com, Inc., now renamed Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, president/director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of t7he Company.

Dated: November 14, 2005                /s/ Christopher Paton-Gay
    Christopher Paton-Gay
    president director

Page - 17