Form 10KSB
period 2005-12-31
TURNER VALLEY OIL & GAS INC
filed 2006-04-04
CIK 1098343

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30891

For the Year ended December 31, 2005

Turner Valley Oil & Gas, Inc.

Nevada
(Jurisdiction of Incorporation)(I.R.S. Employer Identification No.)

NEW ADDRESS
6700 West Pender, Vancouver B.C., Canada    V6A 1V7
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

[] (Indicate by check mark whether if disclosure of delinquent filers (࿙229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/04, the number of shares of common stock outstanding was 53,385,,970.

As of 12/31/04, the number of shares held by non-affiliates was approximately 53,384,370 shares, with a market value of $3,203,062 based on low bid of $0.06

Exhibit Index is found on page 16

INTRODUCTION     3

PART I     3

ITEM 1. Description of Business     3
(a) Form and Year of Organization     3
(b) Our Business     3

ITEM 2. Description of Property     4

ITEM 3. Legal Proceedings     4

ITEM 4. Submission of Matters to a Vote of Security Holders     4

PART II     5

ITEM 5. Market for Common Equity and Stockholder Matters     5
(a) Market Information     5
(b) Holders     5
(c) Dividends     5
(d) Sales of Unregistered Common Stock 2004     6

ITEM 6. Management's Discussion and Analysis or Plan of Operation     6
(a) Plan of Operation     6

(b) Discussion and Analysis of Financial Condition and Results of Operations     6

ITEM 7. Financial Statements     8

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure     8

PART III     9

ITEM 9. Directors and Executive Officers, Promoters and Control Persons     9

ITEM 10. Executive Compensation     10

ITEM 11. Security Ownership of Certain Beneficial Owners and Management     11

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K     12
(b) Exhibits     12
(c) Form 8-K Reports     12

Page - 1

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

PART I

ITEM 1. Description of Business.

(a) Form and Year of Organization. Our Corporation, is described in our previous annual and quarterly reports. During 2004 we issued share to Officers, Directors and service providers, pursuant to registration, Sections 5/6 of the Securities Act of 1933, with filings on Form S-8.

	$ Value	Shares
Form 10K 12/31/04		48,535,970
5/10/05: Registered Services, @$0.20, to officers, directors, and professional services	570,000	2,850,000
10/24/05: Registered Services @$0.13 to officers, directors, and professional services	260,000	2,000,000
Corrected/Adjusted Total		53,385,970

(b) Our Business. Turner Valley Oil and Gas Inc. (྿TVOG࿀) is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary has acquired a solid base of oil and gas properties located in the western basin of Alberta, Canada. These properties provide Turner Valley Oil and Gas Inc. with a firm foothold in the oil and gas sector. It is Management's intent to continue to; add proven producing, development and exploration properties during 2005. As is the case with all of our properties, the Company has taken all necessary actions to commence operations on these properties as quickly as possible and this has been done. The nature of the oil and gas business requires that the Management and Board remain diligent in assessing risk and insisting that the Company's Operators work in strict compliance with all prevailing legislation. This has been done.

Risk Tolerance

Our risk tolerance would best be described as conservative in nature. Although we recognize that oil and commodity pricing is reaching all time highs we standardly apply flat pricing at a discount to market, in our risk analysis. We will only participate in programs that are; extremely well researched, fit within our financial capacity and have undergone stringent independent reviews. If a problem should occur at any time in the life of the property, Management has developed an exit strategy for each property that will allow us to cap our potential for loss. These exit stratagems are for internal use only. Please see Management Discussion, Item 6.

Page - 2

ITEM 2. Description of Property.

We have a new headquarters office as listed above. Please see Management Discussion, Item 6.

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

period	high bid	low bid	volume
1st 2002	None	None	None
2nd 2002	None	None	None
3rd 2002	2.30	1.75	8,000
4th 2002	5.05	2.20	22,000
1st 2003	8.00	1.30	36,960
2nd 2003	1.05	0.25	31,320
3rd 2003	0.51	0.05	15,567,840
4th 2003	0.62	0.38	57,099,320
1st 2004	0.58	0.24	41,233,640
2nd 2004	0.33	0.10	12,618,360
Reverse Split: Ten shares to One Share
3rd 2004	0.18	0.12	4,784,580
4th 2004	0.34	0.12	22,427,460
1st 2004	0.38	0.21	59,337,300
2nd 2004	0.29	0.12	15,100,140
3rd 2004	0.19	0.12	11,437,060
4th 2004	0.14	0.06	10,552,140

Source: Yahoo Finance

(b) Holders. There are approximately 200 shareholders of the our common stock, giving effect to shares held in brokerage accounts.

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

(d) Sales of Unregistered Common Stock 2004-2005. On July 15, 2004, we issued new 4,603,570 investment shares, pursuant to section 4(2), for cash to investors who had previously subscribed and paid for their shares. The basis for reliance on section4(2) is as follows: the placement was made privately, without any advertising or public solicitation, to persons with pre-existing relationships with management, and persons having access to the kinds of information about our company, which registration would have disclosed. We made no issuances of unregisterd common stock in 2005.

Page - 4

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

Our financial statements contain the following additional material notes:

(Note 2-Going Concern) The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the explorations of the leases, and then to begin producing oil and/or gas/or both to sell under contract and therby generate the necessary funds to continue operations.

(Note 3-Development Stage Company). We are a development stage company as defined in Financial Accounting Standards Board Statement 7. We are concentrating con raising capital and developing our business operations.

(b) Discussion and Analysis of Financial Condition and Results of Operations. During the year ended December 31, 2005, we had royalty revenues of $1,640 from our working interest in the Strachan property. The decrease in royalties was caused by repairs and maintenance that stopped production; however, we expect production to resume in 2006. We added working interests in oil and gas producing properties during 2005, as described following. All our properties are geographically and physically independent of one another. They are all located in the Western Canada Geologic Basin centered in Alberta, Canada.

The Strachan Property. On August 20, 2003, we entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The Strachan Prospect is located 80 miles NW of Calgary, Alberta. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company's senior management has set out a rework program for this well. The rework program calls for an acid wash and acid stimulation of the producing formation. The Company has agreed to participate in the program. The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at approximately 2.66 MMCF/Day, representing a 40% increase over initial production rates.

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.

Page - 5

On September 23, 2005, we (through our wholly-owned Canadian subsidiary) entered a farmout agreement with Odin Capital, Inc. of Calgary, Alberta. The terms of the agreement are as follows:

In exchange for our paying 3.00% of all costs associated with drilling, testing and completing the test well (expected drilling cost: approximately $ Canadian 6.3 million to the 100% interest) on the property that is referred to as the Leduc Formation test well, we will have earned:

1. In the spacing unit for the Earning Well, a 1.500% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation, and a 3.00% interest in the natural gas in the Leduc formation before payout subject to payment of an Overriding Royalty which is convertible upon payout at the Royalty Owners option to 50% of our interest.

2. A 1.200% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

3. A 0.966% omterest in the rights below the base of the Shauda formation in sections 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

The total costs are anticipated to be approximately $190,483.00 for our interest, under the terms of the agreement.

General and Administrative costs for the year now ended decreased by 10% to $699,980, when compared to $746,824, for the previous year. The improvement was due to an overall reduction in expenditures.

The Net Loss for the year just ended was $(472,917) as compared to a Net Loss of $(784,001) for the previous year, ended 2004. The reduction in loss for the year was caused by the partial sale of our holding in WIN Energy, which resulted in other income of $237,825. This was a related transaction, in that we are a substantial shareholder of WIN. Pleas see our previous reporting for disclosure about WIN.

(1) Liquidity. Our net working capital for the year ended December 31, 2005 increased to $51,778, compared to a deficiency of $(15,712) for the year ended December 31, 2004. The increase in working capital was caused by the proceeds of the sale in partial sale of our investment in WIN.

To date we have not invested in derivative securities or any other financial instruments which involve a high level of complexity or risk. We expect that in the future, an excess cash will continue to be invested in credit quality, interest=bearing securities.

We believe cas from operating activities, and our existing cash sources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing.

Page - 6

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

There are no legal or practical restriction on the ability to transfer funds between parent and subsidiary companies. There are no known trends or uncertainties, excepting those disclosed herein, which will have a material impact on revenues.

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

Audited Financial Statements for the years ended December 31, 2005, 2004, and from inception, April 14, 1999, are included and provided as Attachment AFK-04. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

None.

Page - 7

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

The information required and appropriate for this Item is unchanged and found in our previous annual report. Officers and Directors serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

Page - 8

ITEM 10. Executive Compensation.

Summary Compensation, Table A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Chistoper Paton-Gay, Chairman, CEO	2005	0	0	0	84,500	0	0	0
	2004		0	0	277,000	0	0	0
	2003	12,500	0	0	20,0000	0	0	0
Donald Jackson Wells, Director	2005	0	0	0	9,750	0	0	0
	2004	0	0	0	25,000	0	0	0
	2003	0	0	0	5,000	0	0	0
Joseph A. Kane Director	2005	0	0	0	9,750	0	0	0
	2004	0	0	0	25,000	0	0	0
	2003	0	0	0	5,000	0	0	0

Page - 9

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

 Common Stock
Name and Address of Beneficial Owner	Share Ownership	%
Christopher Paton-Gay 6160 Genoa Bay RoadChairman/CEO Duncan B.C. CanadaDirector	0	0.00
Donald Jackson Wells 3131 S.W. Freeway #46 Houston TX 77098Director	800	0.00
Joseph Kane 3131 S.W. Freeway #46 Houston TX 77098/Director	800	0.00
All Officers and Directors as a Group	1,600	0.00
Total Issued and Outstanding	53,385,970	100.00
All Affiliates	(1,600)	(0.00)
Indicated Total Non-Affiliate Ownership	53,384,370	100.00

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

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.
(a) Attachments.

(31) Certification pursuant to 18 USC Section 302.

(32) Certification pursuant to 18 USC Section 1350.

(AC-99.1) Audit Committee Report

(AFK-05) Audited Financial Statements for the years ended December 31, 2005, 2004 and from Inception.

(b) Exhibits. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

(c) Form 8-K Reports. We filed an 8k during the period of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Turner Valley Oil & Gas, Inc.

Dated: March 31, 2005
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 10

Exhibit 31

Section 302 Certification

Page - 11

 CERTIFICATIONS PURSUANT TO SECTION 302
I, Christorpher Paton-Gay, certify that:

1. I have reviewed this annual report on Form 10-KSB of Turner Valley, Oil and Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: March 31, 2005
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 12

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Turner Valley Oil & Gas, Inc.., a Nevada corporation (the "Company"), on 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Christorpher Paton-Gay, Sole Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2005
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 14

Attachment AC-99.1

Audit Committe Report

Page - 15

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

Attachment AFK-04

Audited Financial Statements
of
NetParts.com, Inc

for the years ended
December 31, 2004, 2003
and from inception

Page - 17

TURNER VALLEY OIL & GAS CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Page - 18

C O N T E N T S

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial statements

Page - 19

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Turner Valley Oil & Gas Corporation
Duncan B.C. Canada

We have audited the accompanying consolidated balance sheets of Turner Valley Oil & Gas Corporation (a Development Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Turner Valley Oil & Gas Corporation as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the periods ended December 31, 2005 and from inception on April 21, 1999 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2006

Page - 20

TURNER VALLEY OIL & GAS, INC.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2005	2004

CURRENT ASSETS

Cash	$78,848	$22,191
Accounts receivable	2,546	4,809

Total Current Assets	81,394	27,000

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties subject to amortization	212,996	48,942
Accumulated amortization	(10,767)	(10,767)

Net Oil and Gas Properties	202,229	38,175

OTHER ASSETS

Investments	155,651	181,585

Total Other Assets	155,651	181,585

TOTAL ASSETS	$439,274	$246,760

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$5,958	$19,053
Notes payable, related party	23,658	23,659

Total Current Liabilities	29,616	42,712

Total Liabilities	29,616	42,712

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001
par value, 53,385,984 and 48,535,984 shares issued
and outstanding, respectively	53,387	48,536
Capital in excess of par value	4,185,323	3,559,673
Subscription receivable	-	(48,750)
Accumulated other comprehensive income	(4,810)	(4,085)
Deficit accumulated during the development stage	(3,824,242)	(3,351,326)

Total Stockholders' Equity	409,658	204,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$439,274	$246,760

The accompanying notes are an integral part of these financial statements.

Page - 21

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Operations

			From
			Inception on
	For the		April 21, 1999
	Twelve Months Ended		Through
	December 31,		December 31,
	2005	2004	2005

REVENUE

Royalties received	$1,640	$8,421	$11,061

Total Revenue	1,640	8,421	11,061

EXPENSES

Cost of production	42,403	9,350	50,614
Depletion	-	10,767	20,767
General and administrative	669,980	746,824	4,054,795

Total Expenses	712,383	766,941	4,126,176

NET OPERATING LOSS	(710,743)	(758,520)	(4,115,115)

OTHER INCOME (EXPENSE)

Other income	237,825		243,043
Abandonment of oil and gas property	-	(25,481)	(71,072)
Interest expense	-	-	(3,668)

Total Other Income (Expense)	237,825	(25,481)	168,303

NET PROFIT/(LOSS)	$(472,917)	$(784,001)	$(3,946,812)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	50,743,518	44,823,103

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(472,917)	$(784,001)	$(3,946,812)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Currency Translation	(725)	(2,367)	(3,561)

COMPREHENSIVE INCOME (LOSS)	$(473,642)	$(786,368)	$(3,950,373)

The accompanying notes are an integral part of these financial statements.

Page - 22

Turner Valley Oil & Gas Corporation
Statement of Stockholders' Equity
December 31, 2005

			Additional	Comprehensive	Retained	Subscription
	Shares	Amount	Paid-in-Capital	Income	Earnings	Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended
December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended
December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended
December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended
December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05
Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration
at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration
at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended
December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration	932,500	933	185,567
at $.20 per share

Shares issued pursuant to S-8 registration	1,597,500	1,598	126,202
at $.08 per share

Shares issued pursuant to S-8 registration	1,000,000	1,000	79,000
at $.08 per share

Shares issued pursuant to S-8 registration	85,000	85	9,265
at $.11 per share
9/30/2004
Shares issued pursuant to S-8 registration	1,385,000	1,385	275,615
at $.20 per share

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended
December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,326)	(48,750)

Shares issued pursuant to S-8 registration
at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration
at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended
December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,243)	0

The accompanying notes are an integral part of these financial statements.

Page - 23

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the Twleve Months Ended		Through
	December 31,		December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(472,917)	$(784,001)	$(3,824,242)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	-	10,767	10,767
Loss on abandonment of property	-	25,481	25,481
Gain on sale of Investment	(237,825)		(237,825)
Common stock issued for services rendered	630,501	680,649	3,306,461
Non-cash Effect from Foreign Currency Transalation	-	(2,367)	(4,805)
Changes in operating assets and liabilities:
Increase (Decrease) in accounts receivable	2,263	(4,809)	(164,058)
Increase (Decrease) in accounts payable - related Party		23,659	23,659
Increase in accounts payable and accrued expenses	(13,094)	18,754	587,158

Net Cash Used in Operating Activities	(91,072)	(31,867)	(277,404)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	263,758	56,706	320,464
Investing in new Oil & Gas working interests	(164,054)		(164,054)
Expenditures for oil and gas property development		(12,042)	(312,714)

Net Cash Used in Investing Activities	99,704	44,664	(156,304)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	48,750	-	48,750
#

Net Cash Provided by Financing Activities	48,750	-	513,750

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(725)		(1,194)

NET INCREASE (DECREASE) IN CASH	56,657	12,797	78,848

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,191	9,394	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,848	$22,191	$78,848

The accompanying notes are an integral part of these financial statements.

Page - 24

TURNER VALLEY OIL & GAS, INC.
Consolidated Statements of Cash Flows (Continued)

			From
			Inception on
			April 21, 1999
	For the Twelve Months Ended		Through
	December 31,		December 31,
	2005	2004	2005

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$630,501	$680,649	$3,306,461
Common stock issued for retirement of payables	$-	$-	$326,599

The accompanying notes are an integral part of these financial statements.

Page - 25

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

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

B. Revenue and Cost Recognition

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended December 31, 2005 and 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During the year ended December 31, 2005, the Company recorded depletion of $10,000 on its property.

C. Basis of Consolidation

The consolidated financial statements include the accounts of NetParts.Com, Inc. and Turner Valley Oil & Gas Corporation. All significant inter-company accounts and transactions have been eliminated in the consolidation.
Page - 26

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Income (Loss) Shares Per-Share
(Numerator)  (Denominator)            Amount
For the year ended December 31, 2005:
Basic EPS
Income (loss) to common stockholders             $(472,917)      50,743,518     $(0.01)

For the year ended December 31, 2004:
Basic EPS
Income (loss) to common stockholders             $(784,001)      44,823,103     $(0.02)

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

12

Page - 27

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F. Income Taxes (continued)

December 31,  December 31,
                                                                                                                                                                              2005   2004
Deferred tax assets:
Net operation loss carry-forwards                                                                                 $ 3,946,812              $ 3,373,000
Total Deferred Tax Assets                                  1,341,787     1,147,000
Valuation allowance for deferred tax assets                            (1,341,787)      (1,147,000)
        $ -             $ -

At December 31, 2005, the Company has net operating losses of $3,946,812 which begin to expire in 2019.

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H. New Technical Pronouncements (continued)

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

I. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and short term notes approximate their market values as of December 31, 2005 and 2004. The Company has no investments in derivative financial instruments.

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

K. Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005 the impairment charge was $Nil, and at December 31, 2004 the impairment charge was $71,072.

Page - 30

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
\
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

During 2004, two of the Companies properties were deemed to be impaired and the Company abandoned these properties and wrote off $71,072 of capitalized costs. The Strachen Property began to be extracted and was therefore moved to Properties being amortized with a capitalized cost of $48,942. Accumulated amortization at December 31, 2005 is $10,767. The remaining properties recorded at $192,700 was sold for common stock in Win Energy, see Note 5.

NOTE 4 - STOCK TRANSACTIONS

During 2005, the Company issued 5,000,000 shares pursuant to an S-8 Registration Statement. These shares were issued for services totaling $540,000.

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
December 31, 2005 and 2004

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

NOTE 4 - STOCK TRANSACTIONS (Continued)

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

During the 2005, the Company sold 175,000 shares of its investment in WIN Energy, realizing a gain of $237,825. The sale agreement includes a half warrant to enable the purchaser to purchase additional WIN shares at $1.75 per share until March 31, 2006.

Page - 32

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

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

December 31,
    2005      2004
Balance, beginning of year                                     $(4,085)     $ (1,718)
Effect of currency exchange rate changes                                 524      (2,367)
Balance, end of year                                         $(3,561)     $(4,085)

NOTE 7 - RELATED PARTY TRANSACTION

The transaction with Win Energy as described in Note 5 was a related party transaction due to the fact that the Company’s President Christopher Paton-Gay is also the Chairman of Win Energy.

Page - 33

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

(1)  Capitalized Costs Relating to
Oil and Gas Producing Activities

December 31,
    2005      2004
Proved oil and gas producing properties and related
lease and well equipment                                         $ 48,942    $ 48,942
Accumulated depreciation and depletion                                (20,767)      (10,767)

Net Capitalized Costs                                           $ 28,175    $ 38,175

(2) Costs Incurred in Oil and Gas Property
Acquisition, Exploration, and Development Activities

For the Years Ended
        December 31,
        2005      2004
Acquisition of Properties
Proved                                                         $ -         $ -
Unproved                                                         -          -
Exploration Costs                                                     -          -
Development Costs                                                  212,996     48,942

The Company does not have any investments accounted for by the equity method.

(3) Results of Operations for
Producing Activities

For the Years Ended
December 31,
        2005      2004
Sales                                                         $ 1,640    $ 8,421
Production costs                                                  (2,564)     (9,350)
Depreciation and depletion                                            (10,000)    (10,767)

Results of operations for producing activities
(excluding corporate overhead and interest costs)                              $ (10,924)    $ (11,696)

Page - 34

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

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

Page - 35