Form 10QSB
period 2006-03-31
TURNER VALLEY OIL & GAS INC
filed 2006-05-15
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2006

Commission File Number: 0-30891

Turner Valley Oil & Gas, Inc.

(Exact name of Registrant as specified in its charter)

Nevada                     91-1980526

(Jurisdiction of Incorporation)     (I.R.S. Employer Identification No.)

600-700 West Pender Street, Vancouver, BC         V6C 1G8

(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (604) 602-1650

Securities registered pursuant to Section 12(g) of the Act: Common Stock

55,485,970 shares off common stock were outstanding as of March 31, 2006.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2006, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS

Cash	$79,039	$78,848
Accounts receivable	1,252	2,546

Total Current Assets	80,291	81,394

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties subject to amortization	256,519	212,996
Accumulated amortization	(13,267)	(10,767)

Net Oil and Gas Properties	243,252	202,229

OTHER ASSETS

Investments	147,007	155,651

Total Other Assets	147,007	155,651

TOTAL ASSETS	$470,550	$439,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$9,974	$5,958
Notes payable, related party	23,658	23,658

Total Current Liabilities	33,632	29,616

Total Liabilities	33,632	29,616

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001
par value, 55,385,984 and 48,535,984 shares issued
and outstanding, respectively	55,387	53,387
Capital in excess of par value	4,443,323	4,185,323
Subscription receivable	-	-
Accumulated other comprehensive income	(4,085)	(4,810)
Deficit accumulated during the development stage	(4,057,707)	(3,824,242)

Total Stockholders' Equity	436,918	409,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,550	$439,274

The accompanying notes are an integral part of these financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			From
			Inception on
	For the		April 21, 1999
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
REVENUE

Royalties received	$243	$1,640	$11,304

EXPENSES

Cost of production	-	2,565	51,753
Depletion	2,500	2,500	13,267
General and administrative	291,368	23,130	4,273,204

Total Expenses	293,868	28,195	4,338,224

NET OPERATING LOSS	(293,625)	(26,555)	(4,326,920)

OTHER INCOME (EXPENSE)

Other income	60,161		272,505
Interest expense	-	-	(3,292)

Total Other Income (Expense)	60,161	-	269,213

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(233,464)	$(26,555)	$(4,057,707)

Income tax	$-	$-	$-

NET PROFIT/(LOSS)	$(233,464)	$(26,555)	$(4,057,707)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	53,919,317	48,535,984

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(233,464)	$(26,555)	$(4,057,707)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation	524	2,367	(4,085)

COMPREHENSIVE INCOME (LOSS)	$(232,940)	$(24,188)	$(4,061,792)

The accompanying notes are an integral part of these financial statements.

Page - 5

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(233,464)	$(784,001)	$(4,057,707)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	2,500	10,767	13,267
Loss on abandonment of property	-	25,481	25,481
Gain on sale of Investment	(66,328)		(304,153)
Common stock issued for services rendered	260,000	680,649	3,984,960
Non-cash Effect from Foreign Currency Transalation	725	(2,367)	(4,080)
Changes in operating assets and liabilities:
Increase (Decrease) in accounts receivable	1,294	(4,809)	(1,258)
Increase (Decrease) in accounts payable - related Party		23,659	23,659
Increase in accounts payable and accrued expenses	4,015	18,754	9,975

Net Cash Used in Operating Activities	(31,258)	(31,867)	(309,856)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	74,972	56,706	395,436
Investing in new Oil & Gas working interests	(43,523)		(207,577)
Expenditures for oil and gas property development		(12,042)	(312,714)

Net Cash Used in Investing Activities	31,449	44,664	(124,855)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750
#

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	191	12,797	79,039

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,848	9,394	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,039	$22,191	$79,039

The accompanying notes are an integral part of these financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(continued)

			From
			Inception on
			April 21, 1999
	For the Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$260,000	$680,649	$3,452,460
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these financial statements.

Page - 7

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 1 -	BASIS OF PRESENTATION

The financial information included herein is un-audited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended March 31, 2006 and 2005:

	For the
	Three Months Ended
	March 31,
	2006	2005
Net Profit/(loss) available to
common shareholders	$(233,464)	$(227,552)

Weighted average shares	53,919,317	44,534,181

Basic loss per share (based
on weighted average shares)	$0.00	$(0.01)

Page - 8

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2006 and December 31, 2005, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties. During the three months ended March 31, 2006 and 2005, the Company recorded depletion of $2,500 and $0 on its producing properties.

NOTE 4 - SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2006, the Company issued a total of 2,000,000 shares of common stock, pursuant to an S-8 registration, for consulting and other professional services rendered valued at $260,000. The shares were recorded at $0.13 per share, the market value of the shares on the date of issuance.

Pursuant to the S-8 registration filed with the Securities & Exchange Commission in January 2006, the Company registered a total of 5,000,000 common shares. After the issuance of 2,000,000 shares as described in the preceding paragraph, a total of 3,000,000 of the registered shares remain un-issued at March 31, 2006.

During the three months ended March 31, 2006, pursuant with the Company’s Farm-out agreement with Odin Capital, the Company paid $43,522 for costs on the completion of the exploration well. The costs to date are approximately $207,576 with further authorizations for expenditure expected to complete the exploration well.

NOTE 5 - INVESTMENT IN WIN ENERGY

During the three months ending March 31, 2006, the Company sold 50,000 shares of its investment in WIN Energy, realizing a gain of $60,101. The sale agreement includes a half warrant to enable the purchaser to purchase additional WIN shares at $1.75 per share until September 30, 2006.

Page - 9

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

The Company’s sole focus is on the exploration for, development drilling for, and transmission facilities for the production and sale of oil and gas. The Company has incorporated a wholly owned Canadian subsidiary named T.V Oil & Gas Canada Limited. This Company is a Federal Canadian Registered Company and complies with all applicable laws within Canada.

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

Results of Operations

During the three months ended March 31, 2006 the Company had royalty revenues of $243, from its working interest in the Strachan property as compared to $1,640 for the preceding period ending March 31, 2005. Due to repairs and maintenance, the property has resumed production and the Company expects continued royalty revenues from Strachan for the remainder of 2006. The Company incurred further costs of $43,522 in its exploration well in the Strachan-Leduc working interest. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

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

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114

The Strachan Property - Leduc region

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

The total costs are to date are $207,577 for our interest, under the terms of our agreement.

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

General and administrative costs for the three months ended March 31, 2006 increased to $292,799, when compared to $23,130, for the same period last year. The increase was caused by the issuance of S-8 stock and increases in rent and consultant cost for the period. Excluding the charge for S-8 stock, general and administration costs amounted to $32,799 for the period ending March 31, 2006.

The Net Loss for the three months ended March 31, 2006 was $(233,464) as compared to a Net Loss of $(26,555) for the corresponding period ending March 31, 2005. The increase in loss was caused by the issuance of S-8 stock for services of $260,000, which was partially offset by the partial sale of the Company’s holding in WIN, which resulted in other income of $60,161.

Page - 11

Liquidity

The Company’s net working capital for the quarter ended March 31, 2006 decreased to $46,659, compared to $51,778 for the year ended December 31, 2005. The decrease in working capital was caused by increases in general overhead resulting from the opening of the Company’s new offices, however, this was partially offset by the proceeds of sale in the partial sale of the Company’s investment in WIN.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended March 31, 2006, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil and Gas, Inc.

Dated: May 11, 2006

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher President / CFO	Donald Jackson Wells director	Joseph Kane director

Page - 13

Exhibit 31

Section 302 Certification

Page - 14

CERTIFICATION PURSUANT TO SECTION 302

I, Kulwant Sandher, certify that:

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

Dated: May 11, 2006

By:

/s/Kulwant Sandher
Kulwant Sandher
President / CFO

Page - 15

CERTIFICATION PURSUANT TO SECTION 302

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

Dated: May 11, 2006

By:

/s/Christopher Paton-Gay
Christopher Paton-Gay
CEO

Page - 16

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, president/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2006

/s/ Kulwant Sandher
Kulwant Sandher
President / CFO

Page - 18

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2006

/s/ Christopher Paton-Gay
Christopher Paton-Gay
President / CFO

Page - 19