Form 10KSB/A
period 2005-12-31
TURNER VALLEY OIL & GAS INC
filed 2006-06-09
CIK 1098343

FORM 10-KSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30891

For the Year ended December 31, 2005

Turner Valley Oil & Gas, Inc.

Nevada                 91-1980526
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

NEW ADDRESS
604-700 West Pender, Vancouver B.C., Canada     V6C 1G8
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

As of 12/31/05, the number of shares of common stock outstanding was 53,385,,970.

As of 12/31/05, the number of shares held by non-affiliates was approximately 49,980,179 shares, with a market value of $2,998,811 based on low bid of $0.06

Exhibit Index is found on page 16

INTRODUCTION

PART I

ITEM 1. Description of Business
(a) Form and Year of Organization
(b) Our Business

ITEM 2. Description of Property

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Stockholder Matters
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock 2004-2005

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

PART I

ITEM 1. Description of Business.

(a) Form and Year of Organization. Our Corporation, is described in our previous annual and quarterly reports. During 2005 we issued share to Officers, Directors and service providers, pursuant to registration, Sections 5/6 of the Securities Act of 1933, with filings on Form S-8.

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

period	high bid	low bid	volume
1st 2002	None	None	None
2nd 2002	None	None	None
3rd 2002	2.30	1.75	8,000
4th 2002	5.05	2.20	22,000
1st 2003	8.00	1.30	36,960
2nd 2003	1.05	0.25	31,320
3rd 2003	0.51	0.05	15,567,840
4th 2003	0.62	0.38	57,099,320
1st 2004	0.58	0.24	41,233,640
2nd 2004	0.33	0.10	12,618,360
Reverse Split: Ten shares to One Share
3rd 2004	0.18	0.12	4,784,580
4th 2004	0.34	0.12	22,427,460
1st 2005	0.38	0.21	59,337,300
2nd 2005	0.29	0.12	15,100,140
3rd 2005	0.19	0.12	11,437,060
4th 2005	0.14	0.06	10,552,140

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

(d) Sales of Unregistered Common Stock 2004-2005. On July 15, 2004, we issued new 4,603,570 investment shares, pursuant to section 4(2), for cash to investors who had previously subscribed and paid for their shares. The basis for reliance on section4(2) is as follows: the placement was made privately, without any advertising or public solicitation, to persons with pre-existing relationships with management, and persons having access to the kinds of information about our company, which registration would have disclosed. We made no issuances of unregistered common stock in 2005.

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

To date we have not invested in derivative securities or any other financial instruments which involve a high level of complexity or risk. We expect that in the future, an excess cash will continue to be invested in credit quality, interest  bearing securities.

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

					Long Term Compensation
	Annual Compensation				Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Christopher Paton-Gay, Chairman, CEO	2005	0	0	0	84,500	0	0	0
	2004		0	0	277,000	0	0	0
	2003	12,500	0	0	20,0000	0	0	0
Donald Jackson Wells, Director	2005	0	0	0	9,750	0	0	0
	2004	0	0	0	25,000	0	0	0
	2003	0	0	0	5,000	0	0	0
Joseph A. Kane Director	2005	0	0	0	9,750	0	0	0
	2004	0	0	0	25,000	0	0	0
	2003	0	0	0	5,000	0	0	0

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

 Common Stock
Name and Address of Beneficial Owner	Share Ownership	%
Christopher Paton-Gay 6160 Genoa Bay RoadChairman/CEO Duncan B.C. CanadaDirector	3,404,191	6.38
Donald Jackson Wells 3131 S.W. Freeway #46 Houston TX 77098Director	800	0.00
Joseph Kane 3131 S.W. Freeway #46 Houston TX 77098/Director	800	0.00
All Officers and Directors as a Group	3,405,791	6.38
Total Issued and Outstanding	53,385,970	100.00
All Affiliates	(3,405,791)	(6.38)
Indicated Total Non-Affiliate Ownership	49,980,179	93.62

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

Dated: March 31, 2006
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

Dated: March 31, 2006
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 12

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Turner Valley Oil & Gas, Inc.., a Nevada corporation (the "Company"), on 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Christorpher Paton-Gay, Sole Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2006
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

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Dated: March 31, 2006
/s/Christopher Paton-Gay
Christopher Paton-Gay president/director/Sole Officer

Page - 16

Attachment AFK-04

Audited Financial Statements
of
Turner Valley Oil & Gas, Inc.

for the years ended
December 31, 2005, 2004
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