Form 10QSB
period 2006-06-30
TURNER VALLEY OIL & GAS INC
filed 2006-08-11
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended June 30, 2006

Commission File Number: 0-30891

Turner Valley Oil & Gas, Inc.

(Exact name of Registrant as specified in its charter)

Nevada                     91-1980526

(Jurisdiction of Incorporation)     (I.R.S. Employer Identification No.)

604-700 West Pender Street, Vancouver, BC         V6C 1G8

(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (604) 602-1650

Securities registered pursuant to Section 12(g) of the Act: Common Stock

55,384,984 shares off common stock were outstanding as of June 30, 2006.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

The financial statements, for the three months ended June 30, 2006, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005

CURRENT ASSETS

Cash	$3,035	$78,848
Accounts receivable	9,837	2,546

Total Current Assets	12,872	81,394

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties subject to amortization	339,199	212,996
Accumulated amortization	(15,767)	(10,767)

Net Oil and Gas Properties	323,432	202,229

OTHER ASSETS

Investments	147,007	155,651

Total Other Assets	147,007	155,651

TOTAL ASSETS	$483,311	$439,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$60,686	$5,958
Notes payable, related party	23,658	23,658

Total Current Liabilities	84,344	29,616

Total Liabilities	84,344	29,616

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001
par value, 55,385,984 and 53,385,984 shares issued
and outstanding, respectively	55,387	53,387
Capital in excess of par value	4,443,323	4,185,323
Subscription receivable	-	-
Accumulated other comprehensive income	(4,085)	(4,810)
Deficit accumulated during the development stage	(4,095,658)	(3,824,242)

Total Stockholders' Equity	398,967	409,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,311	$439,274

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

					From
					Inception on
	For the		For the		April 21, 1999
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
REVENUE

Royalties received	$8,585	$-	$8,828	$1,640	$19,889

EXPENSES

Cost of production	-	-	-	2,565	51,753
Depletion	2,500	2,500	5,000	5,000	15,767
General and administrative	44,036	515,772	335,404	542,977	4,317,240

Total Expenses	46,536	518,272	340,404	550,542	4,384,760

NET OPERATING LOSS	(37,951)	(518,272)	(331,576)	(548,902)	(4,364,871)

OTHER INCOME (EXPENSE)

Other income	-		60,161	-	272,505
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	-	-	60,161	-	269,213

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(37,951)	$(518,272)	$(271,414)	$(548,902)	$(4,095,658)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$(37,951)	$(518,272)	$(271,414)	$(548,902)	$(4,095,658)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	54,656,702	49,694,775	54,656,702	49,118,581

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(37,951)	$(518,272)	$(271,414)	$(548,902)	$(4,095,658)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation	524	-	(725)	2,367	(4,085)

COMPREHENSIVE INCOME (LOSS)	$(37,427)	$(518,272)	$(272,139)	$(546,535)	$(4,099,743)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the Six months Ended		Through
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(271,414)	$(548,902)	$(4,095,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	5,000	5,000	15,767
Loss on abandonment of property	-	-	25,481
Gain on sale of Investment	(66,328)	-	(304,153)
Common stock issued for services rendered	260,000	484,500	3,984,960
Non-cash Effect from Foreign Currency Transalation	725	2,367	(4,080)
Changes in operating assets and liabilities:
Increase (Decrease) in accounts receivable	(7,291)	(751)	(9,843)
Increase (Decrease) in accounts payable - related Party		15,448	23,659
Increase in accounts payable and accrued expenses	54,726	-	60,635

Net Cash Used in Operating Activities	(24,582)	(42,338)	(303,232)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	74,972	-	395,436
Investing in new Oil & Gas working interests	(126,203)		(290,205)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	(51,231)	-	(207,483)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	48,750	48,750

Net Cash Provided by Financing Activities	-	48,750	513,750

NET INCREASE (DECREASE) IN CASH	(75,813)	6,412	3,035

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,848	22,191	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,035	$28,603	$3,035

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(continued)

		From
		Inception on
		April 21, 1999
For the Six months Ended		Through
June 30,		June 30,
2006	2005	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$260,000	$484,500	$3,452,460
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these consolidated financial statements.
Page - 7

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006

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

The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2006 and 2005:

		For the
		Three Months Ended
		June 30,
		2006		2005

Net Profit/(loss) available to
common shareholders		$(37,951)		$(518,272)
Weighted average shares		54,656,702		49,694,775

Basic loss per share (based on weighted average shares)	$	$(0.001)	$	$(0.01)

	For the
	Six Months Ended
	June 30,
	2006	2005

Net Profit/(loss) available to
common shareholders	$(271,414)	$(548,902)
Weighted average shares	54,656,702	49,118,58

Basic loss per share (based on weighted average shares)	$(0.005)	$(0.01)

Page - 8

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2006 and December 31, 2005, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties. During the three months ended June 30, 2006 and 2005, the Company recorded depletion of $5,000 on its producing properties.

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

During the three months ended June 30, 2006, pursuant with the Company’s Farm-out agreement with Odin Capital, the Company accrued $39,351 for costs on the completion of the exploration well. The costs to date are approximately $290,256 with further authorizations for expenditure expected to complete the exploration well and determine if the exploration well has discovered new formations. The Company will continue to review its commitment to this exploration well to determine if the well continues to satisfy the Company’s strategic objectives.

NOTE 5 - INVESTMENT IN WIN ENERGY

During the six months ending June 30, 2006, the Company sold 50,000 shares of its investment in WIN Energy, realizing a gain of $66,328. The sale agreement includes a half warrant to enable the purchaser to purchase additional WIN shares at $1.75 per share until September 30, 2006.

Page - 9

Item 2.Discussion and Analysis or Plan of Operation.

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the three months ended June 30, 2006 the Company had royalty revenues of $8,585, from its working interest in the Strachan property as compared to $Nil for the preceding period ending June 30, 2005. The increase in royalties was caused by a special assessment issued by the operator to the partners in this property.

The Company incurred further costs of $39,351 in its exploration well in the Strachan-Leduc working interest. This cost overrun was caused by unforeseen expenditures incurred by the operator due to anomalous geological formations. The Company expects further expenditures on this property to complete the well for testing. All the Company’s properties are geologically and physically independent of one another. They are all located in the WesternCanadianGeologicBasincentred in Alberta, Canada.

The Strachan Property

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company’s senior management has

Page - 10

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

The total costs are to date are $290,251 for our interest, under the terms of our agreement.

The Strachan Prospect is located 80 miles NW of Calgary, Alberta.

General and administrative costs for the three months ended June 30, 2006 increased to $44,036, when compared to $31,272, excluding the charge for common stock issued for services of $484,500, for the same period last year after excluding common stock issued for services. The increase was caused by costs relating to rent and web site development expenditures for the period. The total costs for the three months ended June 30, 2005 was $515,772.

Page - 11

The Net Loss for the three months ended June 30, 2006 was $(37,951) as compared to a Net Loss of $(33,772) for the corresponding period ending June 30, 2005 excluding the charge for common stock issued for services of $484,500. The increase in loss was caused by the costs relating to rent and website development which was partially offset by the increase in royalties caused by the special assessment.

Liquidity

The Company’s net working capital for the quarter ended June 30, 2006 decreased to $(71,472), compared to $51,778 for the year ended December 31, 2005. The decrease in working capital was caused by increases in general overhead resulting from the opening of the Company’s new offices and the costs in Strachan property - Leduc Formation, however, this was partially offset by the proceeds of sale in the partial sale of the Company’s investment in WIN.

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

PART II: OTHER INFORMATION

Item 1.Legal Proceedings.None.

Item 2.Changes in Securities.None.

Item 3.Defaults on Senior Securities. None

Item 4.Submission of Matters to Vote of Security Holders.None.

Item 5.Other Information.None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended June 30, 2006, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

TurnerValley Oil and Gas, Inc.

Dated: August 11, 2006

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher President / CFO	Donald Jackson Wells director	Joseph Kane director

Page - 13

Exhibit 31

Section 302 Certification

Page - 14

CERTIFICATION PURSUANT TO SECTION 302

I, Kulwant Sandher, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of Turner Valley Oil & Gas, Inc.;

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

Dated: August 11, 2006

By:

/s/Kulwant Sandher
Kulwant Sandher
President / CFO

Page - 15

CERTIFICATION PURSUANT TO SECTION 302

I, Christopher Paton-Gay, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of Turner Valley Oil & Gas, Inc.;

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

Dated: August 11, 2006

By:

/s/Christopher Paton-Gay
Christopher Paton-Gay
CEO

Page - 16

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, president/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2006

/s/ Kulwant Sandher
Kulwant Sandher
President / CFO

Page - 18

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2006

/s/ Christopher Paton-Gay
Christopher Paton-Gay
President / CFO

Page - 19