Form 10QSB
period 2006-09-30
TURNER VALLEY OIL & GAS INC
filed 2006-11-13
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended September 30, 2006

Commission File Number: 0-30891

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

56,985,984 shares off common stock were outstanding as of September 30, 2006.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

The financial statements, for the three months ended September 30, 2006, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

Page - 2

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	Unaudited
CURRENT ASSETS

Cash	$2,052	$78,848
Accounts receivable	1,252	2,546

Total Current Assets	3,304	81,394

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties subject to amortization	674,486	212,996
Accumulated amortization	(18,267)	(10,767)

Net Oil and Gas Properties	656,219	202,229

OTHER ASSETS

Investments	1,013,053	155,651

Total Other Assets	1,013,053	155,651

TOTAL ASSETS	$1,672,576	$439,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$114,449	$5,958
Notes payable, related party	23,658	23,658

Total Current Liabilities	138,107	29,616

Total Liabilities	138,107	29,616

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001
par value, 56,985,984 and 53,385,984 shares issued
and outstanding, respectively	56,987	53,387
Capital in excess of par value	4,569,723	4,185,323
Subscription receivable	-	-
Accumulated other comprehensive income	(4,085)	(4,810)
Deficit accumulated during the development stage	(3,088,156)	(3,824,242)

Total Stockholders' Equity	1,534,469	409,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,672,576	$439,274

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

					From
					Inception on
	For the		For the		April 21, 1999
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
REVENUE

Royalties received	$784	$-	$9,612	$1,640	$19,889

EXPENSES

Cost of production	-	-	-	2,565	51,753
Depletion	2,500	2,500	7,500	7,500	15,767
General and administrative	230,335	1,012	565,739	543,989	4,317,240

Total Expenses	232,835	3,512	573,239	554,054	4,384,760

NET OPERATING LOSS	(232,051)	(3,512)	(563,627)	(552,414)	(4,364,871)

OTHER INCOME (EXPENSE)

Other income	336,702	237,825	396,863	237,825	272,505
Unrealised Gain on WIN Investment	902,851	-	902,851	-	902,851
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	1,239,553	237,825	1,299,714	237,825	1,172,064

NET PROFIT/(LOSS) BEFORE INCOME TAX	$1,007,502	$234,313	$736,088	$(314,589)	$(3,192,807)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$1,007,502	$234,313	$736,088	$(314,589)	$(3,192,807)

BASIC LOSS PER COMMON SHARE	$0.02	$0.00	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	56,985,984	49,694,775	56,985,984	49,882,687

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$1,007,502	$234,313	$736,088	$(314,589)	$(3,192,807)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation	-	-	(725)	2,367	(4,085)

COMPREHENSIVE INCOME (LOSS)	$1,007,502	$234,313	$735,363	$(312,222)	$(3,196,892)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the Nine months Ended		Through
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$736,088	$(314,589)	$(3,088,156)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	7,500	7,500	18,267
Loss on abandonment of property	-	-	25,481
Gain on sale of Investment	(1,239,553)	-	(1,477,378)
Common stock issued for services rendered	388,000	484,500	4,112,960
Non-cash Effect from Foreign Currency Translation	725	524	(4,080)
Changes in operating assets and liabilities:
Increase (Decrease) in accounts receivable	1,294	(260,993)	(9,843)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	108,489	171,889	114,398

Net Cash Used in Operating Activities	2,543	88,831	(284,692)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	382,151	25,936	702,615
Investing in new Oil & Gas working interests	(461,490)	(164,054)	(616,907)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	(79,339)	(138,118)	(227,006)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	48,750	48,750

Net Cash Provided by Financing Activities	-	48,750	513,750

NET INCREASE (DECREASE) IN CASH	(76,796)	(537)	2,052

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,848	22,191	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,052	$21,654	$2,052

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flow
(continued)

			From
			Inception on
			April 21, 1999
	For the Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$388,000	$484,500	$3,580,460
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these consolidated financial statements.
Page - 7

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006

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

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2006 and 2005:

	For the
	Three Months Ended
	September 30,
	2006	2005

Net Profit/(loss) available to
common shareholders	$$1,007,502	$234,313

Weighted average shares	56,985,984	49,694,775

Basic income per share (based on weighted average shares)	$$0.02	$$0.00

	For the
	Nine Months Ended
	September 30,
	2006		2005

Net Profit/(loss) available to
common shareholders	$$736,088		$(314,589)

Weighted average shares	56,985,984		49,882,687

Basic loss per share (based on weighted average shares)	$$0.01	$	$(0.01	$)

Page - 8

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2006 and December 31, 2005, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties. During the three months ended September 30, 2006 and 2005, the Company recorded depletion of $7,500 on its producing properties.

NOTE 4 - SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2006, the Company issued a total of 2,000,000 shares of common stock, pursuant to an S-8 registration, for consulting and other professional services rendered valued at $260,000. The shares were recorded at $0.13 per share, the market value of the shares on the date of issuance.

During the three months ended September 30, 2006, the Company issued a total of 1,600,000 share of common stock pursuant to an S-8 registration for consulting and other professional services rendered, valued at $128,000.

Pursuant to the S-8 registration filed with the Securities & Exchange Commission in January 2006, the Company registered a total of 5,000,000 common shares. After the issuance of 3,600,000 shares as described in the preceding paragraphs, a total of 1,400,000 of the registered shares remain un-issued at September 30, 2006.

On July 6th, 2006, the Company purchased an additional 2% from its Chairman and CEO for $190,882 in the Strachan - Leduc region.

During the three months ended September 30, 2006, pursuant with the Company’s Farm-out agreement with Odin Capital, the Company paid $44,405 for costs on the completion of the exploration well. The costs to date are approximately $525,544 with further authorizations for expenditure expected to complete the exploration well and determine if the exploration well has discovered new formations. The Company will continue to review its commitment to this exploration well to determine if the well continues to satisfy the Company’s strategic objectives.

Page - 9

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006

NOTE 5 - INVESTMENT IN WIN ENERGY

During the nine months ending September 30, 2006, the Company sold 50,000 shares of its investment in WIN Energy, realizing a gain of $66,328. The sale agreement includes a half warrant to enable the purchaser to purchase additional WIN shares at $1.75 per share until September 30, 2006.

During the quarter ended September 30, 2006, WIN Energy (WIN) listed its common shares on the Toronto Venture Exchange (TSX VE). The Company’s investment in WIN has been valued at a closing stock price on September 30, 2006 of $1.38 providing an unrealized gain of $902,851.

NOTE 6 - GOING CONCERN

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

Page - 10

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

Our financial statements contain the following additional material notes:

(Note 6-Going Concern) The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to execute its business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to execute their business plan, thus creating necessary operating revenues.

(Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the three months ended September 30, 2006 the Company had royalty revenues of $784, from its working interest in the Strachan property as compared to $0 for the corresponding period ending September 30, 2005. The increase in royalties was caused by a resumptoin of production from this well.

The Company incurred further costs of $44,405 in its exploration well in the Strachan-Leduc working interest. This cost overrun was caused by unforeseen expenditures incurred by the operator due to anomalous geological formations. The Company expects further expenditures on this property to complete the well for testing. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

The Strachan Property

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2

Page - 11

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

ON July 6th, 2006, the Company purchased an additional 2% from its Chairman & CEO for a total cost of $190,882.

Additionally, the Company incurred $44,405 of further costs associated with the exploration of the well during the quarter.

The total costs are to date are $525,544 for our interest, under the terms of our agreement.

The Strachan Prospect is located 80 miles NW of Calgary, Alberta.

Page - 12

Mississippi Prospect

On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  Turner Valley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. Total Costs to date are $100,000. The joint venture agreement provides for the following payments;

1.	On or before October 1st, 2006 $200,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana.
2.	On or before November 1st, 2006, $100,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana.

General & Administrative Costs

General and administrative costs for the three months ended September 30, 2006 increased to $102,335, when compared to $1,012, excluding the charge for common stock issued for services of $128,000, for the same period last year after excluding common stock issued for services. The increase was caused by costs relating to executive relocation costs together with the associated executive compensation, rent and telephone expenditures for the period. The total costs including depletion for the three months ended September 30, 2006 was $232,835.

Net Income for the three months ended September 30, 2006 was $1,007,502 as compared to a Net Income of $234,313 for the corresponding period ending September 30, 2005. The increase in Net Income was caused by the partial sale of shares in the Company’s investment in Win Energy Corp. (‘WIN”), and the unrealized gain caused by revaluing the Company’s remaining shares at the share price prevailing at the end of the quarter.

Net Income for the nine month period ending September 30, 2006 was $736,088 as compared to a Net Loss of $(314,589) for the corresponding period ending September 30, 2005.

Liquidity

The Company’s net working capital for the quarter ended September 30, 2006 decreased to $(134,803), compared to $51,778 for the year ended December 31, 2005. The decrease in working capital was caused by increases in general overhead resulting from the opening of the Company’s new offices, costs associated with the relocation and compensation of an executive; costs relating to the Company’s new venture in the

Page - 13

Mississippi and the costs in Strachan property - Leduc Formation, however, this was partially offset by the proceeds of sale in the partial sale of the Company’s investment in WIN.

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

Page - 14

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended September 30, 2006, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 14, 2006

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher President / CFO	Donald Jackson Wells director	Joseph Kane director

Page - 16

Exhibit 31

Section 302 Certification

Page - 17

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

Dated: November 14, 2006

By:

/s/Kulwant Sandher
Kulwant Sandher
President / CFO

Page - 18

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

Dated: November 14, 2006

By:

/s/Christopher Paton-Gay
Christopher Paton-Gay
CEO

Page - 19

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 20

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Kulwant Sandher, president/CFO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2006

/s/ Kulwant Sandher
Kulwant Sandher
President / CFO

Page - 21

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Turner Valley Oil & Gas, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Christopher Paton-Gay, CEO of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2006

/s/ Christopher Paton-Gay
Christopher Paton-Gay
President / CEO

Page - 22