Form 10KSB
period 2006-12-31
TURNER VALLEY OIL & GAS INC
filed 2007-04-17
CIK 1098343

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30891

For the Year ended December 31, 2006

Turner Valley Oil & Gas, Inc.

Nevada	Optional
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

604-700 West Pender Street Vancouver Canada	V6G 1G8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 602-1650

Securities registered pursuant to Section 12(g) of the Act: Common Voting Equity Stock

Yes ☒ No ☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐ (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Issuer's Revenues most recent fiscal year: None

As of 12/31/06 the number of shares of common stock outstanding was 58,535,970.

As of 12/31/06 the number of shares held by non-affiliates was approximately 57,484,370 shares, with a market value of $4,023,906 low bid of $0.07

Exhibit Index is found on page 10

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

PART I

ITEM 1. Description of Business.

(a) Form and Year of Organization. Our Corporate organization and history is described in our previous annual and quarterly reports. During 2006 we issued share to Officers, Directors and service providers, pursuant to registration, Sections 5/6 of the Securities Act of 1933, with filings on Form S-8; and we also issued new investment shares pursuant to Section 4(2) of the Act.

The foregoing is illustrated more fully in the table on the following page.

Current Year Issuances	Valued at	Shares
Carried from 12/31/05		55,535,970
Issue 4/01/07: Registered for services	$750,000	3,000,000
Total Issued and Outstanding 12/31/05	$750,000	58,535,970

(b) Our Business. Turner Valley Oil and Gas Inc. (“TVOG”) is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary has acquired a solid base of oil and gas properties located in the western basin of Alberta, Canada. These properties provide Turner Valley Oil and Gas Inc. with a firm foothold in the oil and gas sector. It is Management’s intent to continue to; add proven producing, development and exploration properties during 2007. As is the case with all of our properties, the Company has taken all necessary actions to commence operations on these properties as quickly as possible and this has been done. The nature of the oil and gas business requires that the Management and Board remain diligent in assessing risk and insisting that the Company’s Operators work in strict compliance with all prevailing legislation. This has been done.

Risk Tolerance

Our risk tolerance would best be described as conservative in nature. Although we recognize that oil and commodity pricing is reaching all time highs we routinely apply flat pricing at a discount to market, in our risk analysis. We will only participate in programs that are; extremely well researched, fit within our financial capacity and have undergone stringent independent reviews. If a problem should occur at any time in the life of the property, Management has developed an exit strategy for each property that will allow us to cap our potential for loss. These exit stratagems are for internal use only.

Please see Management's Discussion and Analysis, Item 6 following.

DESCRIPTION OF OIL & GAS PROPERTIES

ITEM 2. Description of Property.

We enjoy the non-exclusive use of the offices of our Officers, and have no other miscellaneous property of our own. But please see Management's Discussion and Analysis, Item 6 following.

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

PERIOD	HIGH BID	LOW BID	VOLUME
1st 2004	0.58	0.24	41,233,640
2nd 2004	0.33	0.10	12,618,360
Reverse Split: Ten shares to One Share
3rd 2004	0.18	0.12	4,784,580
4th 2004	0.34	0.12	22,427,460
1st 2005	0.38	0.21	59,337,300
2nd 2005	0.29	0.12	15,100,140
3rd 2005	0.19	0.12	11,437,060
4th 2005	0.14	0.06	10,552,140
1st 2006	0.23	0.06	13,434,000
2nd 2006	0.22	0.03	7,754,000
3rd 2006	0.14	0.07	6,864,000
4th 2006	0.11	0.07	9,134,000

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

(d) Sales of Unregistered Common Stock 2006. We made no unregistered issuances in 2005 of 2006.

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

(b) Discussion and Analysis of Financial Condition and Results of Operations. During the year ended December 31, 2006, we had royalty revenues of $9,813 from our working interest in the Strachan property (December 31, 2005 $1,640). The increase in royalties was caused by a special assessment initiated by the Operator of the well. We added working interests in oil and gas producing properties during 2006, as described following. All our properties are geographically and physically independent of one another. They are located in the Western Canada Geologic Basin centered in Alberta, Canada and Mississippi, USA.

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

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114. The depletion for the year ended December 31, 2006 was $10,000. (December 31, 2005 $0)

The Strachan Property - Leduc Formation

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

ON July 6th, 2006, the Company purchased an additional 2% from its Chairman & CEO for a total cost of $190,882. The amount was paid in WIN stock at a value of $2 when the market value of the stock was $1.90.

Additionally, the Company incurred $44,405 of further costs associated with the exploration of the well during the quarter.

The total costs are to date are $525,544 for our interest, under the terms of our agreement.

The Strachan Prospect is located 80 miles NW of Calgary, Alberta. The Company expects testing of this prospect in the near future, which will enable the Company to determine whether to continue or abandon this project.

Mississippi Prospect

On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  Turner Valley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. Total Costs to date are $300,000. The Company is in the process of re-evaluating this project to determine if it continues to adhere to the Company’s strategic objectives.

General and Administrative costs

General and Administrative costs for the year now ended decreased by 6% to $713,345, when compared to $669,980, for the previous year. The increase was caused by an increase in rent and telephone costs which was partially offset by a reduction in costs associated with common stock issued for services rendered.

The Net Loss for the year just ended was $(287,236) as compared to a Net Loss of $(472,918) for the previous year ended 2005. The reduction in loss for the year was caused by the partial sale of our holding in WIN Energy, which resulted in other income of $426,295 (December 31, 2005 $237,825). At December 31, 2006, the Company owns 697,274 common shares of WIN Energy Corporation (“WIN”) at a market price of $0.87 per share.

(c) Liquidity. Our net working capital for the year ended December 31, 2006 decreased to $(418,555), compared to a surplus of $51,778 for the year ended December 31, 2005. The decrease in working capital was caused by investments in additional working interests and increases in the general overhead of the company.

To date we have not invested in derivative securities or any other financial instruments which involve a high level of complexity or risk. We expect that in the future, an excess cash will continue to be invested in credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash sources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing.

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 be included and filed with the Securities and Exchange Commission.

Audited Financial Statements for the years ended December 31, 2006, 2005, and from inception, April 14, 1999, are included and provided as Attachment AFK-04. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

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

ITEM 10. Executive Compensation.

Summary Compensation, Table A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402. Compensation consisted of registered stock (at bid) for services in lieu of cash.

					Long Term Compensation
	Annual Compensation				Awards		Payouts
a	b	c	d	e	f	g	h	i
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restric-ted Stock Awards ($)	Securi-ties Under- lying Options SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
CHISTOPER PATON-GAY, Chairman, CEO	2006	0	0	0	0	0	0	660.0000
	2005	0	0	0	0	0	0	180,500
	2004		0	0	0	0	0	277,000
KULWANT SANDHER Treasurer, CFO	2006	0	0	0	0	0	0	72,000
	2005	0	0	0	0	0	0	116,000
	2004	0	0	0	0	0	0	97,500
DONALD JACKSON WELLS, Director	2006	0	0	0	0	0	0	23,750
	2005	0	0	0	0	0	0	29,750
	2004	0	0	0	0	0	0	37,000
JOSEPH A. KANE Director	2006	0	0	0	0	0	0	23,750
	2005	0	0	0	0	0	0	29,750
	2004	0	0	0	0	0	0	37,000

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

COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER		SHARE OWNERSHIP	%
Christopher Paton-Gay 6160 Genoa Bay Road Duncan B.C. Canada	Chairman/CEO Director	2,285,000	3.90
Kulwant Sander 6160 Genoa Bay Road Duncan B.C. Canada	Treasurer/CFO	1,252,395	2.14
Donald Jackson Wells 3131 S.W. Freeway #46 Houston TX 77098	Director	75,800	0.13
Joseph Kane 3131 S.W. Freeway #46 Houston TX 77098	Director	75,800	0.13
All Officers and Directors as a Group		3,688,995	6.30

Total Issued and Outstanding		58,535,970	100.00
All Affiliates		(3,688,995)	(6.30)
Indicated Total Non-Affiliate Ownership		54,846,975	93.70

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

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.

(a) Attachments/Exhibits Hereto.

(31) CERTIFICATION PURSUANT TO 18 USC SECTION 302.

(32) CERTIFICATION PURSUANT TO 18 USC SECTION 1350.

(AC-99.1) AUDIT COMMITTEE REPORT

(AFK-06A) AUDITED FINANCIAL STATEMENTS for the years ended December 31, 2006, 2005 and from Inception.

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

Turner Valley Oil & Gas, Inc.

Dated: April 12, 2007

Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane
Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane

Attachment AFK-06A

AUDITED FINANCIAL STATEMENTS

for the years ended
December 31, 2006, 2005
and from inception

TURNER VALLEY OIL & GAS CORPORATION
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Turner Valley Oil & Gas Corporation
Duncan B.C. Canada

We have audited the accompanying consolidated balance sheets of Turner Valley Oil & Gas Corporation (a Development Stage Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Turner Valley Oil & Gas Corporation as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concerns. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses, and is dependent upon financing to continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2007

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31, 2006	December 31, 2005

CURRENT ASSETS

Cash	$-	$78,848
Accounts receivable	8,910	2,546

Total Current Assets	8,910	81,394

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	28,177	38,175
Unproved properties	925,544	164,054

Net Oil and Gas Properties	953,721	202,229

OTHER ASSETS

Investments - Marketable Securities available for sale	604,349	155,651

Total Other Assets	604,349	155,651

TOTAL ASSETS	$1,566,980	$439,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft	$3,397	-
Accounts payable	400,410	$5,958
Notes payable, related party	23,658	23,658

Total Current Liabilities	427,465	29,616

Total Liabilities	427,465	29,616

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 58,535,984 and 53,385,984 shares issued and outstanding, respectively	58,537	53,387
Capital in excess of par value	4,697,173	4,185,323
Accumulated other comprehensive income	495,283	(4,810)
Deficit accumulated during the development stage	(4,111,478)	(3,824,242)

Total Stockholders' Equity	1,139,515	409,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,566,980	$439,274

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the Three Months Ended December 31,		For the Year Ended December 31,		From Inception on April 21, 1999 Through December 31,
	2006	2005	2006	2005	2006
REVENUE

Royalties received	$985	$-	$9,813	$1,640	$20,874

EXPENSES

Cost of production	-	-	-	42,403	51,753
Depletion	5,000	2,500	10,000	-	20,767
General and administrative	377,941	1,012	713,345	669,980	4,695,178

Total Expenses	382,941	3,512	723,345	712,383	4,767,698

NET OPERATING LOSS	(381,956)	(3,512)	(713,532)	(710,743)	(4,746,824)

OTHER INCOME (EXPENSE)

Gain on sale of investments	366,134	237,825	426,295	237,825	638,638
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	366,134	237,825	426,295	237,825	635,346

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(15,822)	$234,313	$(287,236)	$(472,918)	$(4,111,478)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$(15,822)	$234,313	$(287,236)	$(472,918)	$(4,111,478)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,651,737	49,694,775	55,651,737	50,743,518

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(15,822)	$234,313	$(287,236)	$(472,918)	$(4,111,478)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities			499,368	-	499,368
Foreign Currency Translation	-	-	(725)	(725)	(4,085)

COMPREHENSIVE INCOME (LOSS)	$(15,822)	$234,313	$211,407	$(473,643)	$(3,616,195)

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
September 30, 2006

	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income/(Loss)	Retained Earnings	Subscription Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
September 30, 2006 (Continued)

	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income/(Loss)	Retained Earnings	Subscription Receivable

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265
9/30/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended December 31, 2006				500,093	(287,236)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,478)	0

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31,		From Inception on April 21, 1999 Through December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(287,234)	$(472,917)	$(4,111,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	(761,490)	-	20,767
Loss on abandonment of property	-	-	25,481
Gain on sale of Investment	(436,388)	(237,825)	(674,213)
Common stock issued for services rendered	517,000	630,501	4,241,960
Non-cash Effect from Foreign Currency Translation	725	(725)	(4,080)
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft	3,397	-	3,397
Increase (Decrease) in accounts receivable	(6,364)	2,263	(289)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	394,450	(13,094)	291,782

Net Cash Used in Operating Activities	(575,904)	(91,797)	(183,014)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	487,058	263,758	807,522
Investing in new Oil & Gas working interests	9,998	(164,054)	(825,544)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	497,056	99,704	(330,736)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	48,750	48,750

Net Cash Provided by Financing Activities	-	48,750	513,750

NET INCREASE (DECREASE) IN CASH	(78,848)	56,657	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,848	22,191	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$78,848	$-

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,		From Inception on April 21, 1999 Through Dec-31
	2006	2005	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$517,000	$630,501	$3,709,460
Common stock issued for retirement of payables	$-	$-	$532,500

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

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

B. Revenue and Cost Recognition

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended December 31, 2006 and 2005 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During the year ended December 31, 2006 and 2005, the Company recorded depletion of $10,000 and $0 on its property, respectively.

C. Basis of Consolidation

The consolidated financial statements include the accounts of Turner Valley Oil & Gas Corporation and T.V. Oil & Gas Canada Limited. All significant inter-company accounts and transactions have been eliminated in the consolidation.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2006:
Basic EPS
Income (loss) to common stockholders	$212,132	55,651,737	$0.00

For the year ended December 31, 2005:
Basic EPS
Income (loss) to common stockholders	$(472,918)	50,743,518	$(0.01)

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

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F. Income Taxes (continued)

	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operation loss carry-forwards	$3,612,110	$3,946,812
Total Deferred Tax Assets	1,228,123	1,341,916
Valuation allowance for deferred tax assets	(1,228,123)	(1,341,916)
	$-	$-

At December 31, 2006, the Company has net operating losses of $3,612,110 which begin to expire in 2019.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book loss from operations	$72,125	$	- -
Not Used	(72,125)
Common stock issued for services	175,780		308,856
Valuation allowance	(175,780)		(308,856)
	$-		$-

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
December 31, 2006 and 2005

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

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS   AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands  disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H. New Technical Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158,  EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS  AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

I. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and short term notes approximate their market values as of December 31, 2006 and 2005. The Company has no investments in derivative financial instruments.

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

K. Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2006 the impairment charge was $Nil, and at December 31, 2005 the impairment charge was $Nil.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

L. Accounts Receivable

	2006	2005
Accounts Receivable	$8,911	$2,546
Less: Allowance for Doubtful Debts	-	-
Net Accounts Receivable	$8,891	$2,546

Management reviews its accounts receivable on a regular basis. If an account has a balance which is six months old, it is the policy of the company to record an allowance for doubtful accounts. The Company will continue to pursue all collection efforts. If at a later date, the account is deemed uncollectible, the account balance will be written off.

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

During 2004, two of the Companies properties were deemed to be impaired and the Company abandoned these properties and wrote off $71,072 of capitalized costs. The Strachen Property began to be extracted and was therefore moved to Properties being amortized with a capitalized cost of $48,942. Accumulated amortization at December 31, 2005 and 2004 is $10,767, respectively. During the year ended December 31, 2005, the Company entered into farm-out agreement with Odin Capital for the Strachan Leduc formation. The costs recorded for the year ended December 31, 2005 are $164,054. The remaining properties recorded at $192,700 was sold for common stock in Win Energy, see Note 5.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 4 -	STOCK TRANSACTIONS

During 2006, the Company issued 5,050,000 shares pursuant to an S-8 registration Statement and 100,000 shares under rule 144. These shares were issued for services totaling $517,000.

During 2005, the Company issued 4,800,000 shares pursuant to an S-8 Registration Statement. These shares were issued for services totaling $630,000.

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

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 5 -	INVESTMENTS AND SALE OF OILS & GAS PROPERTIES

Pursuant to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Available-for-sale-securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

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

During 2006, WIN Energy listed its shares on the Toronto Stock Exchange. The Company sold 253,029 shares of its investment in WIN Energy realizing a gain of $436,388 at a various prices. The Company re-valued its investment at an open market price of $0.87, creating an unrealized gain of $499,368 at December 31, 2006.

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
December 31, 2006 and 2005

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

	December 31,
	2006	2005
Balance, beginning of year	$(4,810)		$(4,085)
Unrealized gain on marketable securities	$499,368	$	nil
Effect of currency exchange rate changes	725		(725)
Balance, end of year	$495,283		$(4,810)

NOTE 7 -	RELATED PARTY TRANSACTION

The transaction with Win Energy as described in Note 5 was a related party transaction due to the fact that the Company’s Chairman Christopher Paton-Gay was the Chairman of Win Energy.

The Company’s Chairman has advanced funds to the Company as needed to cover operating costs. The Advances are non-interest bearing and due on demand. The detail to such advances is as follows:

	December 31,
Note payable	2006	2005
Balance, beginning of year	$23,658	$35,000
Advances received	$0	$(11,866)
Effect of currency exchange rate changes	$0	$524
Balance, end of year	$23,658	$23,658

NOTE 8 -	LEASE COMMITMENTS

The Company entered into a leased for its premises on February 17th, 2006. The term is for 42 months ending September 30, 2009. The lease commitments are as follows;

Year ended December 31, 2007	$40,338
Year ended December 31, 2008	$40,338
Year ended December 31, 2009	$30,254

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES

(1)	Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2006	2005
Proved oil and gas producing properties and related lease and well equipment	$48,942	$48,942
Accumulated depreciation and depletion	(20,767)	(10,767)

Net Capitalized Costs	$28,177	$38,175

(2)	Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

	For the Years Ended December 31,
	2006	2005
Acquisition of Properties
Proved	$-	$-
Unproved	264,054	-
Exploration Costs	-	-
Development Costs	661,490	164,054
Total Costs Incurred	$925,544	$164,054

The Company does not have any investments accounted for by the equity method.

(3)	Results of Operations for Producing Activities

	For the Years Ended December 31,
	2006	2005
Sales	$9,813	$1,640
Production costs	(10,000)	(2,564)
Depreciation and depletion	-	(10,000)

Results of operations for producing activities (excluding corporate overhead and interest costs)	$(187)	$(10,924)

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

S.F.A.S. 69 SUPPLEMENTAL DISCLOSURES (Continued)

(4)	Reserve Quantity Information

	Oil BBL	Gas MMCF
Proved developed and undeveloped reserves:
Balance, December 31, 2005	-	4.67
Change in estimates	-	-
Production	-	.99
Balance, December 31, 2006	-	3.68

Proved developed reserves:	Oil BBL	Gas MMCF
Beginning of the year ended December 31, 2006	-	4.67
End of the year ended December 31, 2006	-	3.68

The Company has reserve studies and estimates prepared on the properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.