Form 10QSB
period 2007-03-31
TURNER VALLEY OIL & GAS INC
filed 2007-05-15
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2007

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

58,935,584 shares off common stock were outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): yes ☐ no ☒

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

March 31, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$20,527	$-
Accounts receivable	4,207	8,910

Total Current Assets	24,734	8,910

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	25,677	28,177
Unproved properties	925,544	925,544

Net Oil and Gas Properties	951,221	953,721

OTHER ASSETS

Investments - Marketable Securities available for sale	256,275	604,349

Total Other Assets	256,275	604,349

TOTAL ASSETS	$1,232,230	$1,566,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft	$-	3,397
Accounts payable	400,410	$400,410
Notes payable, related party	23,658	23,658

Total Current Liabilities	424,068	427,465

Total Liabilities	424,068	427,465

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 58,535,984 and 58,535,984 shares issued and outstanding, respectively	58,537	58,537
Capital in excess of par value	4,697,260	4,697,173
Accumulated other comprehensive income	158,684	495,283
Deficit accumulated during the development stage	(4,106,319)	(4,111,478)

Total Stockholders' Equity	808,162	1,139,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,232,230	$1,566,980

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the 3 months Ended For the March 31,		From Inception on April 21, 1999 Through March 31,
	2007	2006	2007
REVENUE

Royalties received	$401	$243	$21,275

EXPENSES

Cost of production	-	-	51,753
Depletion	2,500	2,500	23,267
General and administrative	34,581	291,368	4,729,759

Total Expenses	37,081	293,868	4,804,779

NET OPERATING LOSS	(36,680)	(293,625)	(4,783,504)

OTHER INCOME (EXPENSE)

Gain on sale of investments	41,839	60,161	680,477
Interest expense	-	-	(3,292)

Total Other Income (Expense)	41,839	60,161	677,185

NET PROFIT/(LOSS) BEFORE INCOME TAX	$5,159	$(233,464)	$(4,106,319)

Income tax	$-	$-	$-

NET PROFIT/(LOSS)	$5,159	$(233,464)	$(4,106,319)

BASIC LOSS PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,535,984	53,919,317

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$5,159	$(233,464)	$(4,106,319)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities	158,684	-	162,769
Foreign Currency Translation	725	524	(4,085)

COMPREHENSIVE INCOME (LOSS)	$164,568	$(232,940)	$(3,947,635)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
March 31, 2007

			Additional	Comprehensive	Retained	Subscription
	Shares	Amount	Paid-in-Capital	Income/(Loss)	Earnings	Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					-96,935

Balance at December 31, 1999	57,080	57	105,078	0	-96,935	0

Net Loss for the period ended December 31, 2000					-27,242

Balance at December 31, 2000	57,080	57	105,078	0	-124,177	0

Net Loss for the period ended December 31, 2001					-65,380

Balance at December 31, 2001	57,080	57	105,078	0	-189,557	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					-1,240,008

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	-1,429,565	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	-2

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	-16,691,520	-16,692	-220,459

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				-1,718

Net Loss for the period ended December 31, 2003	0	0	0		-1,137,760

Balance at December 31, 2003	42,560,984	42,561	2,836,249	-1,718	-2,567,325	0

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265

30/09/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						-48,750

Foreign Currency Translation				-2,367

Net Loss for the period ended December 31, 2004	0	0	0	0	-784,001

Balance at December 31, 2004	48,535,984	48,537	3,559,673	-4,085	-3,351,325	-48,750

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				-725

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					-472,917

Balance at December 31, 2005	53,385,984	53,387	4,185,323	-4,810	-3,824,242	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended December 31, 2006				500,093	(287,236)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	-4,111,478	0

Net Income/(loss) for the quarter ended March 31, 2007				(336,599)	5,159

Balance as at March 31, 2007	58,535,984	58,537	4,697,173	158,684	-4,106,319	0

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the 3 months March 31,		From Inception on April 21, 1999 Through March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$5,159	$(233,464)	$(4,106,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2,500	2,500	23,267
Loss on abandonment of property	-	-	25,481
Gain on sale of Investment	(41,839)	(66,328)	(716,052)
Common stock issued for services rendered	87	260,000	4,241,960
Non-cash Effect from Foreign Currency Translation	-	725	(4,080)
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft	(3,397)	-	-
Increase (Decrease) in accounts receivable	4,704	1,294	(4,992)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	-	4,015	301,276

Net Cash Used in Operating Activities	(32,786)	(31,258)	(215,800)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	53,313	74,972	860,835
Investing in new Oil & Gas working interests	-	(43,523)	(825,544)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	53,313	31,449	(277,423)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	20,527	191	20,527

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	78,848	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,527	$79,039	$20,527

Page - 7

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Yera Ended March 31		From Inception on April 21, 1999 Through March 31
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$260,000	$3,709,460
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these consolidated financial statements.

Page - 8

Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 -	BASIS OF PRESENTATION

The financial information included herein is un-audited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
Net Profit/(loss) available to common shareholders	$5,159	$(233,464)

Weighted average shares	58,535,984	53,919,317

Basic income per share (based on weighted average shares)	$0.00	$0.00

Page - 9

Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2007 and December 31, 2006, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties. During the three months ended March 31, 2007 and 2006, the Company recorded depletion of $2,500 on its producing properties.

NOTE 4 -	INVESTMENT IN WIN ENERGY

During the three months ending March 31, 2007, the Company sold 85,500 shares of its investment in WIN Energy on the open market, realizing a gain of $41,839.

The Company re-valued its investment at an open market price of $0.44, which reduced the value of its investment at March 31, 2007, by $335,167.

NOTE 5 -	SIGNIFICANT TRANSACTIONS

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

Page - 10

Notes to the Consolidated Financial Statements
March 31, 2007

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

Page - 11

(B)	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the three months ended March 31, 2007 the Company had royalty revenues of $401, from its working interest in the Strachan property as compared to $243 for the corresponding period ending March 31, 2006.

The Company’s Operator has indicated that completion and testing of the Strachan Leduc well will commence once spring break-up has. All the Company’s properties are geologically and physically independent of one another. They are all located in the Western Canadian Geologic Basin centered in Alberta, Canada.

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

Page - 12

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

The Strachan Prospect is located 80 miles NW of Calgary, Alberta.

Mississippi Prospect

On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  Turner Valley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. Total Costs to date are $400,000. The is re-evaluating its future interest in this well.

General & Administrative Costs

General and administrative costs for the three months ended March 31, 2007 increased to $34,581, when compared to $33,868, excluding the charge for common stock issued for services of $260,000, for the same period last year after excluding common stock issued for services. The increase was caused by costs relating to rent and telephone expenditures for the period. The total costs including depletion for the three months ended March 31, 2007 was $37,081.

Net Income for the three months ended March 31, 2007 was $5,159 as compared to a Net Loss of $233,464 for the corresponding period ending March 31, 2006. The increase in Net Income was caused by the partial sale of shares in the Company’s investment in Win Energy Corp. (‘WIN”), and the reduction in stock compensation charges.

Page - 13

Liquidity

The Company’s net working capital for the quarter ended March 31, 2007 increased to $(399,334), from a deficit for the year ended December 31, 2006 of $(418,555). The increase in working capital was caused by the proceeds of sale in the partial sale of the Company’s investment in WIN which was partially offset by increases in general overhead.

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

Item 1.Legal Proceedings. None.

Item 2.Changes in Securities. None.

Item 3.Defaults on Senior Securities. None

Item 4.Submission of Matters to Vote of Security Holders. None.

Item 5.Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended March 31, 2007, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated: May 14, 2007

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher	Donald Jackson Wells	Joseph Kane
President / CFO	director	director

Page - 16