Form 10QSB
period 2007-06-30
TURNER VALLEY OIL & GAS INC
filed 2007-08-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended June 30, 2007

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

58,935,584 shares off common stock were outstanding as of June 30, 2007.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

The financial statements, for the three months ended June 30, 2007, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-
Accounts receivable	6,054	8,910

Total Current Assets	6,054	8,910

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	23,177	28,177
Unproved properties	925,544	925,544

Net Oil and Gas Properties	948,721	953,721

OTHER ASSETS

Investments - Marketable Securities available for sale	167,511	604,349

Total Other Assets	167,511	604,349

TOTAL ASSETS	$1,122,286	$1,566,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft	$16,055	3,397
Accounts payable	400,410	$400,410
Notes payable, related party	23,658	23,658

Total Current Liabilities	440,123	427,465

Total Liabilities	440,123	427,465

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 58,535,984 and 58,535,984 shares issued and outstanding, respectively	58,537	58,537
Capital in excess of par value	4,697,173	4,697,173
Accumulated other comprehensive income	87,973	495,283
Deficit accumulated during the development stage	(4,161,520)	(4,111,478)

Total Stockholders' Equity	682,163	1,139,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,122,286	$1,566,980

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
					From
					Inception on
	For the		For the		April 21, 1999
	Three Months Ended		6 months Ended		Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
REVENUE

Royalties received	$-	$8,585	$401	$8,828	$21,275

EXPENSES

Cost of production	-	-	-	-	51,753
Depletion	2,500	2,500	5,000	5,000	25,767
General and administrative	65,238	44,036	99,819	335,404	4,794,997

Total Expenses	67,738	46,536	104,819	340,404	4,872,517

NET OPERATING LOSS	(67,738)	(37,951)	(104,418)	(331,576)	(4,851,242)

OTHER INCOME (EXPENSE)

Gain on sale of investments	12,537	237,825	54,376	60,161	693,014
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	12,537	237,825	54,376	60,161	689,722

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(55,201)	$199,874	$(50,042)	$(271,415)	$(4,161,520)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$(55,201)	$199,874	$(50,042)	$(271,415)	$(4,161,520)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,535,984	54,656,702	58,535,984	54,656,702

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(55,201)	$(518,272)	$(50,042)	$(548,902)	$(4,161,520)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities	21,347		(407,310)	-	92,058
Foreign Currency Translation	-	-	725	2,367	(4,085)

COMPREHENSIVE INCOME (LOSS)	$(33,854)	$(518,272)	$(456,627)	$(546,535)	$(4,073,547)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2007
Unaudited

			Additional	Comprehensive	Retained	Subscription
	Shares	Amount	Paid-in-Capital	Income/(Loss)	Earnings	Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payalbe at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265
9/30/2004
Shares issued pursuant to S-8 registration at $ .20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended December 31, 2006				500,093	(287,236)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,478)	0

Revaluation of investment in Win				(407,310)

Net Income/(loss) for the quarter ended June 30, 2007					-50,042

Balance as at June 30, 2007	58,535,984	58,537	4,697,173	87,973	(4,161,520)	0

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From
			Inception on
			April 21, 1999
	For the 6 months Ended		Through
	June 30,		June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(50,042)	$(271,414)	$(4,161,520)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	5,000	5,000	25,767
Loss on abandonment of property	-	-	25,481
Gain on sale of Investment	(54,736)	(66,328)	(703,515)
Common stock issued for services rendered	-	260,000	4,241,960
Non-cash Effect from Foreign Currency Translation	-	725	(4,080)
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft	16,055	-	16,055
Increase (Decrease) in accounts receivable	2,857	(7,291)	(2,135)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	-	54,726	301,189

Net Cash Used in Operating Activities	(80,866)	(24,582)	(237,139)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	80,866	74,972	861,647
Investing in new Oil & Gas working interests	-	(126,203)	(825,544)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	80,866	(51,231)	(276,611)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	-	(75,813)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	78,848	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,035	$-

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			From
			Inception on
			April 21, 1999
	For the Six Months		Through
	June 30,		June 30,
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$260,000	$3,709,460
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

Item 2. Discussion and Analysis or Plan of Operation.

(A)	PLAN OF OPERATION.

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

During the three months ended June 30, 2007 the Company had no royalty revenues from its working interest in the Strachan property as compared to $8,585 for the corresponding period ending June 30, 2006.

The Company’s Operator has indicated that completion and testing of the Strachan Leduc well will commence once all partners in the venture are fully paid.  The Company has paid all authorizations for expenditure that were presented by the Operator on this project.  All the Company’s properties are geologically and physically independent of one another.  They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

The Strachan Property

On August 20, 2003, the Company entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada.  The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day).  The Company’s senior management has

Page - 8

set out a rework program for this well.  The rework program calls for an acid wash and acid stimulation of the producing formation.  The Company has agreed to participate in the program.  The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at 2.66 MMCF/Day, representing a 40% increase over initial production rates.

In addition to the preceding acquisition, the Company entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5.  These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones.  The purchase price of the property was $45,114

The Strachan Property – Leduc region

On September 23, 2005 Turner Valley Oil and Gas Inc. through its wholly owned subsidiary TV Oil and Gas Canada Limited, has entered into a farm-out agreement with Odin Capital Inc. of Calgary, Alberta.

The terms of the Farm-Out agreement are as follows:

In exchange for our paying 3.00%  of all costs associated with drilling, testing and completing the test well (expected drilling cost – approx. $6.3 million Canadian to the 100% interest) on the property that is referred to as the Leduc Formation test well, we will have earned;

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

On July 6th, 2006, the Company purchased an additional 2% from its Chairman & CEO for a total cost of $190,882.  This transaction was completed on a dollar paid for dollar spent.

Additionally, the Company incurred $44,405 of further costs associated with the exploration of the well during the quarter.

The total costs are to date are $525,544 for our interest, under the terms of our agreement.

The Strachan Prospect is located 80 miles NW of Calgary, Alberta.

Page - 9

Mississippi Prospect

On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  TurnerValley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.  Total Costs to date are $400,000.

After evaluating the Company’s future interest in this project, the Company has decided to assign all of its working interest to third parties for $400,000.  From the outset, the Company’s intention was to fully participate in this project; however, the diminution in value of the Company’s investment in Win Energy determined that the Company could not continue in the Mississippi project.

General & Administrative Costs

General and administrative costs for the three months ended June 30, 2007 increased to $65,238, when compared to $44,036.  The increase was caused by costs relating to rent and telephone expenditures for the period.   The total costs including depletion for the three months ended June 30, 2007 was $67,825.

Net Loss for the three months ended June 30, 2007 was $(55,201) as compared to a Net Income of $199,824 for the corresponding period ending June 30, 2006.  The increase in Net Loss was caused by the decrease in the Company’s investment in Win Energy Corp. (‘WIN”).

Liquidity

The Company’s net working capital deficit for the quarter ended June 30, 2007 increased to $(434,069), from a deficit for the year ended December 31, 2006 of $(418,555).  The increase in working capital deficit was caused by increases in general overhead and the diminution in the value of its investment in Win Energy.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company’s business plan.  Management intends to raise additional working capital through debt and equity financing. There canbe no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies. There are no known trends or uncertainties excepting those herein disclosed, that will have a material impact on revenues.

Page - 10

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended June 30, 2007, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

TurnerValley Oil and Gas, Inc.

Dated: August 13, 2007
by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher President / CFO	Donald Jackson Wells director	Joseph Kane director

Page - 12