Form 10QSB
period 2007-09-30
TURNER VALLEY OIL & GAS INC
filed 2007-11-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended September 30, 2007

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

60,035,584 shares off common stock were outstanding as of September 30, 2007.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended September 30, 2007, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	Unaudited
CURRENT ASSETS

Cash	$2,052	$78,848
Accounts receivable	1,252	2,546

Total Current Assets	3,304	81,394

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	674,486	212,996
Accumulated amortization	(18,267)	(10,767)

Net Oil and Gas Properties	656,219	202,229

OTHER ASSETS

Investments	1,013,053	155,651

Total Other Assets	1,013,053	155,651

TOTAL ASSETS	$1,672,576	$439,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$114,449	$5,958
Notes payable, related party	23,658	23,658

Total Current Liabilities	138,107	29,616

Total Liabilities	138,107	29,616

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001par value, 56,985,984 and 53,385,984 shares issued and outstanding, respectively	56,987	53,387
Capital in excess of par value	4,569,723	4,185,323
Subscription receivable	-	-
Accumulated other comprehensive income	(4,085)	(4,810)
Deficit accumulated during the development stage	(3,088,156)	(3,824,242)

Total Stockholders' Equity	1,534,469	409,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,672,576	$439,274

The accompanying notes are an integral part of these consolidated financial statements.

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on April 21, 1999 Through September 30,
	2006	2005	2006	2005	2006
REVENUE

Royalties received	$784	$-	$9,612	$1,640	$19,889

EXPENSES

Cost of production	-	-	-	2,565	51,753
Depletion	2,500	2,500	7,500	7,500	15,767
General and administrative	230,335	1,012	565,739	543,989	4,317,240

Total Expenses	232,835	3,512	573,239	554,054	4,384,760

NET OPERATING LOSS	(232,051)	(3,512)	(563,627)	(552,414)	(4,364,871)

OTHER INCOME (EXPENSE)

Other income	336,702	237,825	396,863	237,825	272,505
Unrealised Gain on WIN Investment	902,851	-	902,851	-	902,851
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	1,239,553	237,825	1,299,714	237,825	1,172,064

NET PROFIT/(LOSS) BEFORE INCOME TAX	$1,007,502	$234,313	$736,088	$(314,589)	$(3,192,807)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$1,007,502	$234,313	$736,088	$(314,589)	$(3,192,807)

BASIC LOSS PER COMMON SHARE	$0.02	$0.00	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	55,078,292	49,694,775	55,078,292	49,882,687

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$1,007,502	$234,313	$736,088	$(314,589)	$(3,192,807)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation	-	-	(725)	2,367	(4,085)

COMPREHENSIVE INCOME (LOSS)	$1,007,502	$234,313	$735,363	$(312,222)	$(3,196,892)

The accompanying notes are an integral part of these consolidated financial statements.

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
September 30, 2006

	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income/(Loss)	Retained Earnings	Subscription Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265
9/30/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,326)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,244)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Net Income for the period ended September 30, 2006				725	736,088

Balance as at September 30, 2006	56,985,984	56,987	4,569,723	(4,085)	(3,088,156)	0

The accompanying notes are an integral part of these consolidated financial statements.

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the 9 months Ended September 30,		From Inception on April 21, 1999Through September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$(65,210)	$(166,764)	$(4,176,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	7,500	7,500	28,267
Loss on abandonment of property	-	-	25,481
Gain on sale of Investment	(97,799)	(336,701)	(801,314)
Common stock issued for services rendered	15,000	388,000	4,256,960
Non-cash Effect from Foreign Currency Translation	-	725	(4,080)
Non-cash effect of revaluing Marketable Securities
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft		-	-
Increase (Decrease) in accounts receivable	1,394	1,294	722
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	11,977	108,489	313,166

Net Cash Used in Operating Activities	(127,138)	2,543	(333,829)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	141,640	382,151	972,839
Investing in new Oil & Gas working interests	-	(461,490)	(425,544)
Expenditures for oil and gas property development		-	(712,714)

Net Cash Used in Investing Activities	141,640	(79,339)	(165,419)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock		-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	14,502	(76,796)	14,502

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	78,848	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,502	$2,052	$14,502

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$15,000	$260,000	$3,724,460
Common stock issued for retirement of payables	$-	$-	$532,500
Transfer of working Interest for payment of Debt	$400,000		$400,000

The accompanying notes are an integral part of these consolidated financial statements.

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the three months ended September 30, 2007 the Company had $1,121 of royalty revenues from its working interest in the Strachan property as compared to $784 for the corresponding period ending September 30, 2006.  For the nine months ended September 30, 2007 the Company had $1,522 of royalty revenues from its working interest as compared to $9,612 for the corresponding period ending September 30, 2006.  The reduction in royalty revenue was due to the special assessment during the nine months ended September 30, 2006 which resulted in additional revenue for the period.

The Company’s Operator has indicated that completion and testing of the Strachan Leduc well has commenced and the Company is awaiting the outcome of the completion and testing of this well.  The Company has paid all authorizations for expenditure that was presented by the Operator on this project.  All the Company’s properties are geologically and physically independent of one another.  They are all located in the Western Canadian Geologic Basin centred in Alberta, Canada.

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

General & Administrative Costs

General and administrative costs for the three months ended September 30, 2007 decreased to $57,212, when compared to $230,335 for the corresponding period last year.  The decrease was caused by costs relating to common stock issued for services of $15,000 for the period ended September 30, 2007, while the charge for stock issued in the corresponding period ended September 30, 2006 was $128,000.   The total costs including depletion for the three months ended September 30, 2007 was $59,712 (September 30, 2006: $232,835).

Net Loss for the three months ended September 30, 2007 was $(15,168) as compared to a Net Income of $104,651 for the corresponding period ending September 30, 2006.  The increase in Net Loss was caused by the decrease in the Company’s investment in Win Energy Corp. (‘WIN”).

General and Administrative expenses for the 9 months ended September 30, 2007 was $157,031 (September 30, 2006: $565,739).  The decrease in General and Administrative expenses was related to a reduction in charge for common stock issued for services in the corresponding quarter ended September 30, 2006.

Net Loss for the nine months ended September 30, 2007 was $(65,210) as compared to a Net Loss of $(166,764) for the corresponding period ended September 30, 2006.  The reduction in Net Loss was caused by reduction is charge for common stock issued for services which was partially offset by an increase in revenue resulted from a special assessment by the Operator.

Liquidity

The Company’s net working capital deficit for the quarter ended September 30, 2007 decreased to $(14,025), from a deficit for the year ended December 31, 2006 of $(418,555).  The decrease in working capital deficit was caused by reductions in general overhead and the assignment of the Mississippi prospect which reduced current liabilities by $400,000.

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

Dated: November 13, 2007

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher President / CFO	Donald Jackson Wells director	Joseph Kane director

Page - 12