Form 10QSB/A
period 2007-09-30
TURNER VALLEY OIL & GAS INC
filed 2008-01-07
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$14,502	$-
Accounts receivable	7,518	8,910

Total Current Assets	22,020	8,910

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	20,675	28,177
Unproved properties	525,544	925,544

Net Oil and Gas Properties	546,219	953,721

OTHER ASSETS

Investments - Marketable Securities available for sale	149,799	604,349

Total Other Assets	149,799	604,349

TOTAL ASSETS	$718,038	$1,566,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft	$-	3,397
Accounts payable	12,387	$400,410
Notes payable, related party	23,658	23,658

Total Current Liabilities	36,045	427,465

Total Liabilities	36,045	427,465

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 60,035,984 and 58,535,984 shares issued and outstanding, respectively	60,037	58,537
Capital in excess of par value	4,710,673	4,697,173
Accumulated other comprehensive income	87,973	495,283
Deficit accumulated during the development stage	(4,176,690)	(4,111,478)

Total Stockholders' Equity	681,993	1,139,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,038	$1,566,980

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the 9 months Ended September 30,		From Inception on April 21, 1999 Through September 30,
	2007	2006	2007	2006	2007
REVENUE

Royalties received	$1,121	$784	$1,522	$9,612	$22,396

EXPENSES

Cost of production	-	-	-	-	51,753
Depletion	2,500	2,500	7,500	7,500	28,267
General and administrative	57,212	230,335	157,031	565,739	4,852,211

Total Expenses	59,712	232,835	164,531	573,239	4,932,231

NET OPERATING LOSS	(58,591)	(232,051)	(163,009)	(563,627)	(4,909,835)

OTHER INCOME (EXPENSE)

Gain on sale of investments	39,669	336,702	97,799	396,863	732,683
Rent Received	3,754				3,754
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	43,423	336,702	97,799	396,863	733,145

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(15,168)	$104,651	$(65,210)	$(166,764)	$(4,176,690)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$(15,168)	$104,651	$(65,210)	$(166,764)	$(4,176,690)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,535,984	55,078,292	58,535,984	55,078,292

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(15,168)	$104,651	$(65,210)	$(166,764)	$(4,176,690)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities	21,347		(407,310)	-	92,058
Foreign Currency Translation	-	-	725	725	(4,085)

COMPREHENSIVE INCOME (LOSS)	$6,179	$104,651	$(471,795)	$(166,039)	$(4,088,717)
The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2007 Unaudited

	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income/(Loss)	Retained Earnings	Subscription Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265

Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended
December 31, 2006				500,093	(287,238)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,480)	0

Revaluation of investment in Win				(407,310)
Issuance of S-8 stock for services at $0.01	1500000	1500	13500

Net Income/(loss) for the quarter ended
September 30, 2007					-65,210

Balance as at September 30, 2007	60,035,984	60,037	4,710,673	87,973	(4,176,690)	0

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