Form 10KSB
period 2007-12-31
TURNER VALLEY OIL & GAS INC
filed 2008-04-14
CIK 1098343

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-30891

For the Year ended December 31, 2007

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

☐  (Indicate by check mark whether if disclosure of delinquent filers (Sec.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Issuer's Revenues most recent fiscal year: None

As of 12/31/07 the number of shares of common stock outstanding was 58,335,970.

As of 12/31/07 the number of shares held by non-affiliates was approximately 54,646,975 shares, with a market value of $3,825,288 low bid of $0.07

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

PART I

ITEM 1. Description of Business.

 (a) Form and Year of Organization. Our Corporate organization and history is described in our previous annual and quarterly reports. During 2007 we issued share to Officers, Directors and service providers, pursuant to registration, as provided in Sections 5 and 6 of the Securities Act of 1933, with filings on Form S-8.

The foregoing is illustrated more fully in the table on the following page.

Table ONCurrent Year Issuances	Valued at	Shares
Carried from 12/31/05		55,535,970
Issue 4/01/07: Registered for services @0.025	$70,000	2,800,000
Total Issued and Outstanding 12/31/05	$70,000	58,335,970

(c) Our Business. Turner Valley Oil and Gas Inc. (“TVOG”) is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary has acquired a solid base of oil and gas properties located in the western basin of Alberta, Canada. These properties provide Turner Valley Oil and Gas Inc. with a firm foothold in the oil and gas sector. It is Management’s intent to continue to; add proven producing, development and exploration properties during 2007. As is the case with all of our properties, the Company has taken all necessary actions to commence operations on these properties as quickly as possible and this has been done. The nature of the oil and gas business requires that the Management and Board remain diligent in assessing risk and insisting that the Company’s Operators work in strict compliance with all prevailing legislation. This has been done.

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

ITEM 3. Description of Property.

We enjoy the non-exclusive use of the offices of our Officers, and have no other miscellaneous property of our own. But please see Management's Discussion and Analysis, Item 6 following.

ITEM 5. Legal Proceedings.

There are no legal proceedings pending against we, as of the preparation of this Report.

ITEM 7. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 9. Market for Common Equity and Stockholder Matters.

 (a) Market Information. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and had never before traded in brokerage transactions.

Table ON PERIOD	HIGH BID	LOW BID	VOLUME
3rd 2004	0.18	0.12	4,784,580
4th 2004	0.34	0.12	22,427,460
1st 2005	0.38	0.21	59,337,300
2nd 2005	0.29	0.12	15,100,140
3rd 2005	0.19	0.12	11,437,060
4th 2005	0.14	0.06	10,552,140
1st 2006	0.23	0.06	13,434,000
2nd 2006	0.22	0.03	7,754,000
3rd 2006	0.14	0.07	6,864,000
4th 2006	0.11	0.07	9,134,000
1st 2007	0.08	0.04	10,660,000
2nd 2007	0.04	0.02	10,110,000
3rd 2007	0.02	0.01	10,008,000
4th 2007	0.03	0.01	9,200,000

Source: Yahoo Finance

 (c) Holders. There are approximately 100 shareholders of the our common stock, giving effect to shares held in brokerage accounts.

 (e) Dividends. No dividends have been paid by us on the Common Stock or other Stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of we and other factors that the Board of Directors may deem relevant.

 (g) Sales of Unregistered Common Stock 2007. We made no unregistered issuances in 2005, 2006 or 2007.

ITEM 11. Management's Discussion and Analysis or Plan of Operation.

 (a) Plan of Operation. Our plan of operations is a sole focus on exploration for, development drilling for, and transmission facilities for, the production of oil and gas. Our Nevada parent company Turner Valley Oil & Gas, owns a wholly-owned Canadian subsidiary T.V. Oil & Gas, Limited, a Federal Registered Canadian company in full compliance with all Canadian law and regulations.

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

(Note 3-Development Stage Company) We are a development stage company as defined in Financial Accounting Standards Board Statement 7. We are concentrating on raising capital and developing our business operation

 (b) Cautionary Statements. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. While Management has expressed confidence in the attainment of profitability sooner, rather than later, projects and even reasonable expectations are not outcomes yet. There is no absolute assurance that even our best laid plans and most diligent operations will succeed.

(c) Discussion and Analysis of Financial Condition and Results of Operations. During the year ended December 31, 2007, we had royalty revenues of $4,165 from our working interest in the Strachan property (December 31, 2006 $9,813). The decrease in royalties was caused by a special assessment initiated by the Operator of the well during the year ended December 31, 2006. All our properties are geographically and physically independent of one another. They are located in the Western Canada Geologic Basin centered in Alberta, Canada.

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

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.   The depletion for the year ended December 31, 2007 was $10,000.  (December 31, 2006 $10,000)

The Strachan Property – Leduc Formation

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

The Strachan Prospect is located 80 miles NW of Calgary, Alberta.  The Company expects testing of this prospect in the near future, which will enable the Company to determine whether to continue or abandon this project.  Testing of the first well showed no economic hydrocarbons and  the well was abandoned.

Mississippi Prospect

On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  Turner Valley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.  Total Costs to date are $300,000.  The Company is in the process of re-evaluating this project to determine if it continues to adhere to the Company’s strategic objectives. During the year the Company disposed of its interest in this property for the liabilities incurred of $400,000.

General and Administrative costs

General and Administrative costs for the year now ended decreased by 65% to $248,130, when compared to $713,345, for the previous year. The decrease was caused by a reduction in costs associated with common stock issued for services rendered.

The Company’s total expenses were $783,674 for the year ended December 31, 2007 compared to $$723,345 for the prior year.  The increase in total expenses was caused by the abandonment of the Strachan – Leduc property due to uneconomic hydrocarbons.  The cost associated with this abandonment was $525,544.

The Net Loss for the year just ended was $(614,292) as compared to a Net Loss of $(287,237) for the previous year ended 2006. The increase in loss for the year was caused by the costs associated with the abandonment of Strachan – Leduc property and the reduction in gain associated with the disposal of our holding in WIN Energy, which resulted in other income of $159,872 (December 31, 2006 $426,295). At December 31, 2007, the Company disposed of its investment in WIN Energy Corporation (“WIN”) at a market price of $0.37 per share.

(1) Liquidity. Our net working capital for the year ended December 31, 2007 increased to $55,907, compared to a deficit of $(418,555) for the year ended December 31, 2006. The increase in working capital was caused the disposal of the Company’s holdings in WIN.

To date we have not invested in derivative securities or any other financial instruments which involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in credit quality, interest-bearing securities.

We believe cash from operating activities, and our existing cash sources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing.

 (d) Cautionary Statements Repeated. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. While Management has expressed confidence in the attainment of profitability sooner, rather than later, projects and even reasonable expectations are not outcomes yet. There is no absolute assurance that even our best laid plans and most diligent operations will succeed.

ITEM 13. Financial Statements.

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007 be included and filed with the Securities and Exchange Commission.

Audited Financial Statements for the years ended December 31, 2007, 2006, and from inception, April 14, 1999, are included and provided as Attachment AFK-04. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

ITEM 15. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

None.

PART III

ITEM 17. Directors and Executive Officers, Promoters and Control Persons.

The information required and appropriate for this Item is unchanged and found in our previous annual report. Officers and Directors serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

ITEM 19. Executive Compensation.

Summary Compensation, Table A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402. Compensation consisted of registered stock (at bid) for services in lieu of cash.

The Remainder of this Page is Intentionally left Blank

					Long Term Compensation
	Annual Compensation				Awards		Payouts
a	b	c	d	e	f	g	h	i
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restric-ted Stock Awards ($)	Securi-ties Under- lying Options SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
	2007	0	0	0	0	0	0	25,000
Chistopher Paton-Gay, Chairman, CEO	2006	0	0	0	0	0	0	660,0000
	2005	0	0	0	0	0	0	180,500
	2004	0	0	0	0	0	0	277,000
	2007	0	0	0	0	0	0	12,500
Kulwant Sandher Treasurer, CFO	2006	0	0	0	0	0	0	72,000
	2005	0	0	0	0	0	0	116,000
	2004	0	0	0	0	0	0	97,500
	2007	0	0	0	0	0	0	10,000
Donald Jackson Wells, Director	2006	0	0	0	0	0	0	23,750
	2005	0	0	0	0	0	0	29,750
	2004	0	0	0	0	0	0	37,000
	2007	0	0	0	0	0	0	10,000
Joseph A. Kane Director	2006	0	0	0	0	0	0	23,750
	2005	0	0	0	0	0	0	29,750
	2004	0	0	0	0	0	0	37,000

The foregoing “other compensation” was paid in common stock, and not in cash. Each issuance was vallued at market prices then current.

ITEM 21. Security Ownership of Certain Beneficial Owners and Management.

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

Common Stock

Name and Address of Beneficial Owner		Share Ownership	%
Christopher Paton-Gay
6160 Genoa Bay Road	Chairman/CEO
Duncan B.C. Canada	Director	2,285,000	3.92
Kulwant Sander
6160 Genoa Bay Road	Treasurer/CFO	1,252,395	2.15
Duncan B.C. Canada
Donald Jackson Wells
3131 S.W. Freeway #46
Houston TX 77098	Director	75,800	0.13
Joseph Kane
3131 S.W. Freeway #46
Houston TX 77098	Director	75,800	0.13
All Officers and Directors as a Group		3,688,995	6.32
Total Issued and Outstanding		58,335,970	100.00
All Affiliates		(3,688,995)	(6.32)
Indicated Total Non-Affiliate Ownership		54,646,975	93.68

(a) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization and profitability.

Item 23.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.   Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.  Management reviewed the results of its assessment with our board of directors.

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

ITEM 25. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.

 (a) Attachments/Exhibits Hereto.

 (31) Certification pursuant to 18 USC Section 302.

 (32) Certification pursuant to 18 USC Section 1350.

(AC-99.1) Audit Committee Report

(AFK-07) Audited Financial Statements for the years ended December 31, 2007, 2006 and from Inception.

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
Dated: March 31, 2008
Table ON
Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane
Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane

Attachment AFK-07

Audited Financial Statements

for the years ended
December 31, 2007, 2006
and from inception

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Turner Valley Oil & Gas Corporation
Duncan B.C. Canada

We have audited the accompanying consolidated balance sheets of Turner Valley Oil & Gas Corporation (a Development Stage Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and from inception on April 21, 1999 through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Turner Valley Oil & Gas Corporation as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the periods then ended and from inception on April 21, 1999 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

__________________
Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2008

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$75,688	$-
Accounts receivable	8,088	8,910

Total Current Assets	83,776	8,910

OIL AND GAS PROPERTIES USINGFULL COST ACCOUNTING

Properties subject to amortization	18,175	28,177
Unproved properties	-	925,544

Net Oil and Gas Properties	18,175	953,721

OTHER ASSETS

Investments - Marketable Securities available for sale	-	604,349

Total Other Assets	-	604,349

TOTAL ASSETS	$101,951	$1,566,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft		3,397
Accounts payable	4,211	$400,410
Notes payable, related party	23,658	23,658

Total Current Liabilities	27,869	427,465

Total Liabilities	27,869	427,465

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 61,335,984 and 58,535,984 shares issued	61,337	58,537
Capital in excess of par value	4,741,873	4,697,173
Accumulated other comprehensive income	(3,356)	495,283
Deficit accumulated during the development stage	(4,725,772)	(4,111,478)

Total Stockholders' Equity	74,082	1,139,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,951	$1,566,980

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

			From
			Inception on
	For the		April 21, 1999
	Year Ended		Through
	December 31,		December 31,
	2007	2006	2007
REVENUE

Royalties received	$4,165	$9,813	$25,039

EXPENSES

Cost of production	-	-	51,753
Depletion	10,000	10,000	30,767
Abandonment of natural gas and oil property	525,544	-	525,544
General and administrative	248,130	713,345	4,943,310

Total Expenses	783,674	723,345	5,551,374

NET OPERATING LOSS	(779,509)	(713,532)	(5,526,335)

OTHER INCOME (EXPENSE)

Gain on sale of investments	159,872	426,295	798,510
Rent Received	5,345		5,345
Interest expense	-	-	(3,292)

Total Other Income (Expense)	165,217	426,295	800,563

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(614,292)	$(287,237)	$(4,725,772)

Income tax	$-	$-	$-

NET PROFIT/(LOSS)	$(614,292)	$(287,237)	$(4,725,772)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,914,066	55,651,737

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(614,292)	$(287,237)	$(4,725,772)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities	-	499,368	(725)
Foreign Currency Translation	(1,453)	(725)	(4,085)

COMPREHENSIVE INCOME (LOSS)	$(615,745)	$211,406	$(4,730,582)

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity
For the Year Ended December 31, 2007

			Additional	Comprehensive	Retained
	Shares	Amount	Paid-in-Capital	Income/(Loss)	Earnings

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265
9/30/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable

Net Loss for the period ended December 31, 2005					(472,917)

Balance at January 1, 2006	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Revaluation of available for sale investments Unrealized gain				500,093
Net Income for the year ended
December 31, 2006					(287,238)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,480)

Realization of unrealized gains on investments				(500,093)
Foreign currency transalation				1,453
Issuance of S-8 stock for services at $0.01	1,500,000	1,500	13,500

Issuance of S-8 stock for services at $0.025	1,300,000	1,300	31,200

Net Income/(loss) for the year ended December 31, 2007					(614,292)

Balance as at December 31, 2007	61,335,984	61,337	4,741,873	(3,357)	(4,725,772)

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	Year Ended		Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$(614,292)	$(287,234)	$(4,725,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	10,000	10,000	30,767
Loss on abandonment of property	525,544	-	551,025
Gain on sale of Investment	(159,872)	(436,388)	(834,085)
Common stock issued for services rendered	47,500	517,000	4,289,460
Change in Comprehensive Income	1,274		1,274
Non-cash Effect from Foreign Currency Translation	(1,453)	725	(4,085)
Non-cash effect of revaluing Marketable Securities	-
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft	(3,397)	3,397	-
Increase (Decrease) in accounts receivable	843	(6,364)	(719)
Increase (Decrease) in accounts payable - related Party	-	-	23,659
Increase in accounts payable and accrued expenses	3,981	394,450	295,590

Net Cash Used in Operating Activities	(189,872)	195,586	(372,886)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	265,560	487,058	1,073,082
Investing in new Oil & Gas working interests	-	(761,492)	(825,544)
Expenditures for oil and gas property development	-	-	(312,714)

Net Cash Used in Investing Activities	265,560	(274,434)	(65,176)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	75,688	(78,848)	75,688

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	78,848	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,688	$-	$75,688

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$47,500	$260,000	$3,756,960
Common stock issued for retirement of payables	$-	$-	$532,500
Transfer of working Interest for payment of Debt	$(400,000)	$400,000	$-

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

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

B. Revenue and Cost Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interest.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At December 31, 2007 and 2006, the Company had no over produced imbalances.

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the years ended December 31, 2007 and 2006 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  During the year ended December 31, 2007 and 2006, the Company recorded depletion of $10,000 and $10,000 on its property, respectively.

C.  Basis of Consolidation

The consolidated financial statements include the accounts of Turner Valley Oil & Gas Corporation and T.V. Oil & Gas Canada Limited.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

D.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  The Company has no stock equivalents outstanding as at December 31, 2007, and hence the basic and diluted loss per share is the same.

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2007:
Basic & Diluted EPS
Income (loss) to common stockholders	$(614,292)	58,914,066	$(0.01)

For the year ended December 31, 2006:
Basic & Diluted EPS
Income (loss) to common stockholders	$(287,237)	55,651,737	$(0.01)

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

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F.  Income Taxes (continued)

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Net operation loss carry-forwards	$4,725,722	$3,612,110
Total Deferred Tax Assets	1,606,745	1,228,123
Valuation allowance for deferred tax assets	(1,606,745)	(1,228,123)
	$-	$-

At December 31, 2007, the Company has net operating losses of $4,725,722 which begin to expire in 2020.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book loss from operations	$154,248	$72,125
Common stock issued for services	47,500	175,780
Valuation allowance	(201,748)	(247,905)
	$-	$-

G.  Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles re-quires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

H.  New Technical Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  This statement is effective beginning January 1, 2008 and the Company is evaluating this pronouncement.

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing

H.  New Technical Pronouncements

identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

I. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable and short term notes approximate their market values as of December 31, 2007 and 2006.  The Company has no investments in derivative financial instruments.

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

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

K. Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2007 the abandonment charge was $525,544, and at December 31, 2006 the impairment charge was $0.

L. Accounts Receivable

	2007	2007
Accounts Receivable	$8,088	$8,911
Less: Allowance for Doubtful Debts	-	-
Net Accounts Receivable	$8,088	$8,891

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
December 31, 2007 and 2006

NOTE 3 – OIL & GAS PROPERTIES

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

During the year the Company determined that its working interest in the Strachan-Leduc region had no economic hydrocarbons and hence impaired its holding.  The amount of the impairment for the year ended December 31, 2007 was $525,544.

During the year the Company disposed of its holding in the Mississippi project for forgiveness of the amount owing of $400,000.

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 4 - STOCK TRANSACTIONS

During 2007, the Company issued 2,800,000 shares pursuant to an S-8 Registration Statement.  These shares were issued for services totaling $47,500.

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

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 5 – INVESTMENTS AND SALE OF OILS & GAS PROPERTIES

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

During 2005, the Company sold 175,000 shares of its investment in WIN Energy, realizing a gain of $237,825. The sale agreement includes a half warrant to enable the purchaser to purchase additional WIN shares at $1.75 per share until March 31, 2006.

During 2006, WIN Energy listed its shares on the Toronto Stock Exchange.  The Company sold 253,029 shares of its investment in WIN Energy realizing a gain of $436,388 at a various prices.  The Company re-valued its investment at an open market price of $0.87, creating an unrealized gain of $500,093 at December 31, 2006.

During 2007, the Company sold the remainder of its investment in WIN Energy realizing a gain of $159,872 after receiving gross proceeds of $265,560.  Following the disposition of shares, the Company removed its unrealized gain of $500,093 from Comprehensive Income.

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
December 31, 2007 and 2006

NOTE 6 – OTHER COMPREHENSIVE INCOME

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

	December 31,
	2007	2006
Balance, beginning of year	$495,283	$(4,810)
Unrealized gain on marketable securities	$(500,093)	$499,368
Effect of currency exchange rate changes	1,453	725
Balance, end of year	$3,356	$495,283

NOTE 7 – RELATED PARTY TRANSACTION

The transaction with Win Energy as described in Note 5 was a related party transaction due to the fact that the Company’s Chairman Christopher Paton-Gay was the Chairman of Win Energy.

The Company’s Chairman has advanced funds to the Company as needed to cover operating costs. The Advances are non-interest bearing and due on demand. The detail to such advances is as follows:

	December 31,
Note payable	2007	2006
Balance, beginning of year	$23,658	$23,658
Advances received	$0	$0
Effect of currency exchange rate changes	$0	$0
Balance, end of year	$23,658	$23,658

NOTE 8 – LEASE COMMITMENTS

The Company entered into a lease for its premises on February 17th, 2006.  The term is for 42 months ending September 30, 2009.  The lease commitments are as follows;

Year ended December 31, 2008	$40,338
Year ended December 31, 2009	$30,254

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES

(1)           Capitalized Costs Relating to
Oil and Gas Producing Activities

	December 31, 2007	December 31, 2006
Proved oil and gas producing properties and related lease and well equipment	$48,942	$48,942
Accumulated depreciation and depletion	(30,767)	(20,767)

Net Capitalized Costs	$18,175	$28,175

(2)           Costs Incurred in Oil and Gas Property
Acquisition, Exploration, and Development Activities

	December 31, 2007	December 31, 2006
Acquisition of Properties	$-	$-
Proved	264,054	264,054
Unproved	-	-
Exploration Costs	661,490	661,490

Total Costs Incurred	$925,544	$925,544

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)
The Company does not have any investments accounted for by the equity method.

(3)           Results of Operations for
Producing Activities

	December 31, 2007	December 31, 2006
Sales	$4,165	$9,813
Production Costs	0	0
Depreciation and depletion	(10,000)	(10,000)
Results of operations for producing activities (excluding corporate overhead and interest costs)	(5,835)	(187)

Reserve Quantity Information

	Oil	Gas
	BBL	MMCF
Proved developed and undeveloped reserves:
Balance, December 31, 2006	-	3.68
Change in estimates	-	-
Production	-	.99
Balance, December 31, 2007	-	2.69

Proved developed reserves:	Oil	Gas
	BBL	MMCF
Beginning of the year ended December 31, 2006	-	3.68
End of the year ended December 31, 2007	-	2.68

The Company has reserve studies and estimates prepared on the properties acquired and developed.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.