Form 10QSB
period 2008-03-31
TURNER VALLEY OIL & GAS INC
filed 2008-05-15
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2008

Commission File Number: 0-30891

Turner Valley Oil & Gas, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	91-1980526
(Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)

604-700 West Pender Street, Vancouver, BC	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 602-1650

Securities registered pursuant to Section 12(g) of the Act: Common Stock

61,335,984 shares off common stock were outstanding as of March 31, 2008.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2008, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

 TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$9,112	$75,688
Accounts receivable	12,244	8,088

Total Current Assets	21,356	83,776

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	15,675	18,175
Unproved properties	-	-

Net Oil and Gas Properties	15,675	18,175

OTHER ASSETS

Investments - Marketable Securities available for sale	-	-

Total Other Assets	-	-

TOTAL ASSETS	$37,031	$101,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$20,997	$4,211
Notes payable, related party	23,658	23,658

Total Current Liabilities	44,655	27,869

Total Liabilities	44,655	27,869

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 61,335,984 shares issued and outstanding, respectively	61,337	61,337
Capital in excess of par value	4,741,873	4,741,873
Accumulated other comprehensive income	(3,357)	(3,356)
Deficit accumulated during the development stage	(4,807,477)	(4,725,772)

Total Stockholders' Equity	(7,624)	74,082

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,031	$101,951

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

			From
			Inception on
	For the		April 21, 1999
	3 months Ended		Through
	March 31,		March 31,
	2008	2007	2008
REVENUE

Royalties received	$1,456	$401	$26,495

EXPENSES

Cost of production	-	-	51,753
Depletion	2,500	2,500	33,267
Abandonment of natural gas and oil property	-	-	525,544
General and administrative	83,056	34,581	5,026,367

Total Expenses	85,556	37,081	5,636,931

NET OPERATING LOSS	(84,100)	(36,680)	(5,610,436)

OTHER INCOME (EXPENSE)

Gain on sale of investments	-	41,839	798,510
Rent Received	2,393	-	7,741
Interest expense	-	-	(3,292)

Total Other Income (Expense)	2,393	41,839	802,959

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(81,707)	$5,159	$(4,807,477)

Income tax	$-	$-	$-

NET PROFIT/(LOSS)	$(81,707)	$5,159	$(4,807,477)

BASIC LOSS PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,335,984	58,535,984

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(81,707)	$5,159	$(4,807,477)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities	-	158,684	(725)
Foreign Currency Translation	-	725	(3,357)

COMPREHENSIVE INCOME (LOSS)	$(81,707)	$164,568	$(4,811,559)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
For the period from inception to March 31, 2008

			Additional	Comprehensive	Retained	Subscription
	Shares	Amount	Paid-in-Capital	Income/(Loss)	Earnings	Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265
9/30/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended December 31, 2006				500,093	(287,236)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,478)	0

Realization of unrealized gains on investments				(500,093)
Foreign currency transalation				1,453
Issuance of S-8 stock for services at $0.01	1,500,000	1,500	13,500

Issuance of S-8 stock for services at $0.025	1,300,000	1,300	31,200

Net Income/(loss) for the year ended December 31, 2007					(614,292)

Balance as at December 31, 2007	61,335,984	61,337	4,741,873	(3,357)	(4,725,770)

Net Income/(loss) for the quarter ended March 31, 2008					-81,707

Balance as at March 31, 2008	61,335,984	61,337	4,741,873	(3,357)	(4,807,477)	0

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the 3 months Ended		Through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(81,707)	$5,159	$(4,807,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	2,500	2,500	33,267
Loss on abandonment of property	-	-	551,025
Gain on sale of Investment	-	(41,839)	(834,085)
Common stock issued for services rendered	-	87	4,289,460
Non-cash Effect from Foreign Currency Translation	-	-	1,274
Changes in operating assets and liabilities:			(4,085)
Increase (Decrease) in bank Overdraft	-	(3,397)	-
Increase (Decrease) in accounts receivable	(4,155)	4,704	(4,874)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	16,786	-	312,374

Net Cash Used in Operating Activities	(66,576)	(32,786)	(439,462)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	-	53,313	1,073,082
Investing in new Oil & Gas working interests	-	-	(825,544)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	-	53,313	(65,176)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	(66,576)	20,527	9,112

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,688	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,112	$20,527	$9,112

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$-	$3,756,960
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 1 -	BASIS OF PRESENTATION

The financial information included herein is un-audited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and three months ended March 31, 2008 and 2007:

	For the
	Three Months Ended
	March 31,
	2008	2007
Net Profit/(loss) available to common shareholders	$(81,707)	5,159

Weighted average shares	61,335,984	58,535,984
Basic income per share (based on weighted averageshares)	$0.00	$0.00

Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of March 31, 2008 and December 31, 2007, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the three months ended March 31, 2008 and 2007, the Company recorded depletion of $2,500 on its producing properties.

NOTE 4 -	INVESTMENT IN WIN ENERGY

During the three months ending March 31, 2007, the Company sold 85,500 shares of its investment in WIN Energy on the open market, realizing a gain of $41,839.

Notes to the Consolidated Financial Statements
March 31, 2008

NOTE 5 –	GOING CONCERN

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended March 31, 2008, we had royalty revenues of $1,456 from our working interest in the Strachan property (March 31, 2007: $401). The increase in royalties was caused by an increase in natural gas prices obtained by the operator. All our properties are geographically and physically independent of one another. They are located in the Western Canada Geologic Basin centered in Alberta, Canada.

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

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.   The depletion for the year ended March 31, 2008 was $2,500.  (March 31, 2007: $2,500)

The Strachan Property – Leduc Formation

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

General and Administrative costs

General and Administrative costs for the quarter ended March 31, 2008 increased  to $85,556, when compared to $34,581, for the corresponding period in the prior year. The increase was caused by a general increase in overhead for the period.

The Company’s total expenses were $85,556 for the quarter ended March 31, 2008 compared to $37,081 for the prior year.  The increase in total expenses was caused by an increase in general expenses.

The Net Loss for the year just ended was $(81,707) as compared to a Net Profit of $5,159 for the corresponding period for the prior year. The increase in loss for the year was caused by a reduction in Other income.

(1) Liquidity. Our net working capital for the quarter ended March 31, 2008 decreased to $(23,299), compared to a deficit of $55,907 for the year ended December 31, 2007. The decrease in working capital was caused the increase in general expenses for the period.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended March 31, 2008, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil and Gas, Inc.

Dated: May 14, 2007

by

s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher	Donald Jackson Wells	Joseph Kane
President / CFO	director	director

Page - 15