Form 10-Q
period 2008-06-30
TURNER VALLEY OIL & GAS INC
filed 2008-08-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended June 30, 2008

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

61,335,984 shares off common stock were outstanding as of June 30, 2008.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the six months ended June 30, 2008, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$11,656	$75,688
Accounts receivable	13,790	8,088

Total Current Assets	25,446	83,776

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	13,175	18,175
Unproved properties	-	-

Net Oil and Gas Properties	13,175	18,175

OTHER ASSETS

Investments - Marketable Securities available for sale	-	-

Total Other Assets	-	-

TOTAL ASSETS	$38,621	$101,951

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$35,420	$4,211
Notes payable, related party	23,658	23,658

Total Current Liabilities	59,078	27,869

Total Liabilities	59,078	27,869

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001par value, 61,335,984 shares issued and outstanding, respectively	61,337	61,337
Capital in excess of par value	4,741,873	4,741,873
Accumulated other comprehensive income	(3,357)	(3,356)
Deficit accumulated during the development stage	(4,820,310)	(4,725,772)

Total Stockholders' Equity	(20,457)	74,082

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,621	$101,951

 The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

					From
					Inception on
	For the		For the		April 21, 1999
	Three Months Ended		Six months Ended		Through
	June 30,		June 30,		June, 30
	2008	2007	2008	2007	2008
REVENUE

Royalties received	$2,285	$-	$3,741	$401	$28,780

EXPENSES

Cost of production	-	-	-	-	51,753
Depletion	2,500	2,500	5,000	5,000	35,767
Abandonment of natural gas and oil property	-	-	-	-	525,544
General and administrative	13,403	65,238	96,459	99,819	5,039,770

Total Expenses	15,903	67,738	101,459	104,819	5,652,834

NET OPERATING LOSS	(13,618)	(67,738)	(97,718)	(104,418)	(5,624,054)

OTHER INCOME (EXPENSE)

Gain on sale of investments		12,537	-	54,376	798,510
Rent Received	785		3,178	-	8,526
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	785	12,537	3,178	54,376	803,744

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(12,833)	$(55,201)	$(94,540)	$(50,042)	$(4,820,310)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$(12,833)	$(55,201)	$(94,540)	$(50,042)	$(4,820,310)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,335,984	58,535,984	61,335,984	58,535,984

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(12,833)	$(55,201)	$(94,540)	$(50,042)	$(4,820,310)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities		21,347	-	(407,310)	(725)
Foreign Currency Translation	-	-	-	725	(3,357)

COMPREHENSIVE INCOME (LOSS)	$(12,833)	$(33,854)	$(94,540)	$(456,627)	$(4,824,392)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statement of Stockholders' Equity and Comprehensive Income
For the period from inception to June 30, 2008

			Additional	Comprehensive	Retained	Subscription
	Shares	Amount	Paid-in-Capital	Income/(Loss)	Earnings	Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265
9/30/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended December 31, 2006				500,093	(287,236)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,478)	0

Realization of unrealized gains on investments Foreign currency transalationIssuance of S-8 stock for services at $0.01	1,500,000	1,500	13,500

Issuance of S-8 stock for services at $0.025	1,300,000	1,300	31,200

Net Income/(loss) for the year ended December 31, 2007					(614,292)

Balance as at December 31, 2007	61,335,984	61,337	4,741,873	(3,357)	(4,725,770)

Net Income/(loss) for the quarter ended June 30, 2008					-94,540

Balance as at June 30, 2008	61,335,984	61,337	4,741,873	(3,357)	(4,820,310)	0

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the 6 months Ended		Through
	June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(94,540)	$(50,042)	$(4,820,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	5,000	5,000	35,767
Loss on abandonment of property	-	-	551,025
Gain on sale of Investment	-	(54,736)	(834,085)
Common stock issued for services rendered	-	-	4,289,460
Non-cash Effect from Foreign Currency Translation	-	-	1,274
Changes in operating assets and liabilities:			(4,085)
Increase (Decrease) in bank Overdraft	-	16,055	-
Increase (Decrease) in accounts receivable	(5,701)	2,857	(6,420)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	31,209	-	326,797

Net Cash Used in Operating Activities	(64,032)	(80,866)	(436,918)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	-	80,866	1,073,082
Investing in new Oil & Gas working interests	-	-	(825,544)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	-	80,866	(65,176)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	(64,032)	-	11,656

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,688	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,656	$-	$11,656

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$-	$3,756,960
Common stock issued for retirement of payables	$-	$-	$532,500

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

Notes to the Consolidated Financial Statements
June 30, 2008

NOTE 1 -	BASIS OF PRESENTATION

The financial information included herein is un-audited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2008 and 2007:

	For the
	Three Months Ended
	June 30,
	2008	2007

Net loss)available to common shareholders	$(12,833)	$(55,201)

Weighted average shares	61,335,984	58,535,984

Basic income per share (based on weighted average shares)	$0.00	$0.00

	For the
	Six Months Ended
	June 30,
	2008	2007

Net loss)available to common shareholders	$(94,540)	$(50,042)

Weighted average shares	61,335,984	58,535,984

Basic income per share (based on weighted average shares)	$0.00	$0.00

Page - 8

Notes to the Consolidated Financial Statements
June 30, 2008

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of June 30, 2008 and December 31, 2007, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the six months ended June 30, 2008 and 2007, the Company recorded depletion of $5,000 on its producing properties.

Page - 9

Notes to the Consolidated Financial Statements
June 30, 2008

NOTE 4 – GOING CONCERN

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended June 30, 2008, we had royalty revenues of $3,741 from our working interest in the Strachan property (June 30, 2007: $401). The increase in royalties was caused by an increase in natural gas prices obtained by the operator. All our properties are geographically and physically independent of one another. They are located in the Western Canada Geologic Basin centered in Alberta, Canada.

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

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.   The depletion for the six months ended June 30, 2008 was $5,000.  (June 30, 2007: $5,000)

Page - 11

The Strachan Property – Leduc Formation

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

Page - 12

General and Administrative costs

General and Administrative costs for the six months ended June 30, 2008 decreased  to $96,459, when compared to $99,819, for the corresponding period in the prior year.

The Company’s total expenses were $101,459 for the six months ended June 30, 2008 compared to $104,819 for the prior year.

The Net Loss for the year just ended was $(94,540) as compared to a Net Loss of $(50,042) for the corresponding period for the prior year. The increase in loss for the year was caused by a reduction in Other income caused by the gain on sale of investments during the corresponding period in the prior period.

(1) Liquidity. Our net working capital for the quarter ended March 31, 2008 decreased to $(33,632), compared to a surplus of $55,907 for the year ended December 31, 2007. The decrease in working capital was caused the increase in accounts payable for the period.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $4,807,477 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We believe that we may not be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurances can be offering in this regard. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only our proportionate interest in such activities.

Page - 13

Natural Gas and Oil Properties

We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations. These properties are included in the amortization pool immediately upon the determination that the well is dry.

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties. The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At June 30, 2008 and 2007, we had no overproduced imbalances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Non-applicable to smaller reporting companies pursuant to Item 305(e) of Regulation S-K.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Christopher Paton-Gay & Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Page - 15

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

The Remainder of this Page is Intentionally left Blank

Page - 16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Second Quarter ended June 30, 2008, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Turner Valley Oil and Gas, Inc.

Dated: August 14, 2008

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher	Donald Jackson Wells	Joseph Kane
President / CFO	director	director

Page - 17