Form 10-Q
period 2008-09-30
TURNER VALLEY OIL & GAS INC
filed 2008-11-14
CIK 1098343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2008

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

61,335,984 shares off common stock were outstanding as of September 30, 2008.

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

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the nine months ended September 30, 2008, included herein have been prepared by the us, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 2

TURNER VALLEY OIL & GAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 3

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30	December 31,
	2008	2007
	Unaudited
CURRENT ASSETS

Cash	$6,506	$75,688
Accounts receivable	17,904	8,088

Total Current Assets	24,410	83,776

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	10,675	18,175
Unproved properties	-	-

Net Oil and Gas Properties	10,675	18,175

OTHER ASSETS

Investments - Marketable Securities available for sale	-	-

Total Other Assets	-	-

TOTAL ASSETS	$35,085	$101,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$35,822	$4,211
Notes payable, related party	23,658	23,658

Total Current Liabilities	59,480	27,869

Total Liabilities	59,480	27,869

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized of $0.001 par value, 61,335,984 shares issued and outstanding	61,337	61,337
Capital in excess of par value	4,741,873	4,741,873
Accumulated other comprehensive income	(3,357)	(3,356)
Deficit accumulated during the development stage	(4,824,248)	(4,725,772)

Total Stockholders' Equity (Deficit)	(24,395)	74,082

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,085	$101,951

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,		From Inception on April 21, 1999 Through September, 30
	2008	2007	2008	2007	2008
REVENUE

Royalties received	$5,205	$1,121	$8,946	$1,522	$33,985

EXPENSES

Cost of production	-	-	-	-	51,753
Depletion	2,500	2,500	7,500	7,500	38,267
Abandonment of natural gas and oil property	-	-	-	-	525,544
General and administrative	6,643	53,458	99,924	157,031	5,037,887

Total Expenses	9,143	55,958	107,424	164,531	5,653,451

NET OPERATING LOSS	(3,938)	(54,837)	(98,478)	(163,009)	(5,619,466)

OTHER INCOME (EXPENSE)

Gain on sale of investments		39,669	-	97,799	798,510
Rent Received	-	-	-	-	-
Interest expense	-	-	-	-	(3,292)

Total Other Income (Expense)	-	39,669	-	97,799	795,218

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(3,938)	$(15,168)	$(98,478)	$(65,210)	$(4,824,248)

Income tax	$-	$-	$-	$-	$-

NET PROFIT/(LOSS)	$(3,938)	$(15,168)	$(98,478)	$(65,210)	$(4,824,248)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	61,335,984	58,535,984	61,335,984	58,535,984

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(3,938)	$(15,168)	$(98,478)	$(65,210)	$(4,824,248)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities		21,347	-	(407,310)	(725)
Foreign Currency Translation	-	-	-	725	(3,357)

COMPREHENSIVE INCOME (LOSS)	$(3,938)	$6,179	$(98,478)	$(471,795)	$(4,828,330)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Turner Valley Oil & Gas Corporation (A Development Stage Company) Statement of Stockholders' Equity and Comprehensive Income For the period from inception to September 30, 2008
			Additional	Comprehensive	Retained	Subscription
	Shares	Amount	Paid-in-Capital	Income/(Loss)	Earnings	Receivable

Balance at inception April 21, 1999	0	0	0

Shares issued for services during 1999	41,080	41	5,094

Shares issued for cash during 1999	16,000	16	99,984

Net Loss for the period ended December 31, 1999					(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0

Net Loss for the period ended December 31, 2000					(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0

Net Loss for the period ended December 31, 2001					(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0

Shares issued for debt reduction during 2002	8,000	8	99,992

Shares issued for services during 2002	2,190,150	2,190	1,092,885

Net Loss for the period ended December 31, 2002					(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0

Shares issued for services at $.02 per share	1,500,000	1,500	298,500

Rounding of shares from reverse split	2,000	2	(2)

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209

Shares issued for services at $.015 per share	9,487,504	9,488	132,825

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000

Shares issued for cash at $.30 per share	100,000	100	29,900

Shares issued for cash at $.35 per share	528,570	529	184,471

Foreign Currency Translation				(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0

Shares issued pursuant to S-8 registration at $.20 per share

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000

Shares issued pursuant to S-8 registration at $.11 per share 9/30/2004	85,000	85	9,265

Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615

Shares issued for Cash at $.05 per share	975,000	975	47,775

Subscription Recievable						(48,750)

Foreign Currency Translation				(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Foreign Currency Translation				(725)

Subscription Recievable						48,750

Net Loss for the period ended December 31, 2005					(472,917)

Balance at December 31, 2005	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900

Net Income for the year ended December 31, 2006				500,093	(287,236)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,478)	0

Realization of unrealized gains on investments				(500,093)
Foreign currency transalation				1,453
Issuance of S-8 stock for services at $0.01	1,500,000	1,500	13,500

Issuance of S-8 stock for services at $0.025	1,300,000	1,300	31,200

Net Income/(loss) for the year ended December 31, 2007					(614,292)

Balance as at December 31, 2007	61,335,984	61,337	4,741,873	(3,357)	(4,725,770)

Net Income/(loss) for the nine months ended September 30, 2008					(98,478)

Balance as at September 30, 2008	61,335,984	61,337	4,741,873	(3,357)	(4,824,248)	0

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April 21, 1999
	For the 9 months Ended		Through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(98,478)	$(65,210)	$(4,824,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	7,500	7,500	38,267
Loss on abandonment of property	-	-	551,025
Gain on sale of Investment	-	(97,799)	(834,085)
Common stock issued for services rendered	-	15,000	4,289,460
Non-cash Effect from Foreign Currency Translation and change in comphrehensive income	-	-	1,274
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft	-	-	(4,085)
(Increase) Decrease in accounts receivable	(9,815)	1,394	(10,536)
Increase (Decrease) in accounts payable - related Party		-	23,659
Increase in accounts payable and accrued expenses	31,611	11,977	327,201

Net Cash Used in Operating Activities	(69,182)	(127,138)	(442,068)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	-	141,640	1,073,082
Investing in new Oil & Gas working interests	-	-	(825,544)
Expenditures for oil and gas property development		-	(312,714)

Net Cash Used in Investing Activities	-	141,640	(65,176)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	(69,182)	14,502	6,506

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,688	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,506	$14,502	$6,506

Page - 7

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows (Continued)

	For the nine months ended September 30		From Inception on April 21, 1999 Through September 30,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$-	$15,000	$3,724,460
Common stock issued for retirement of payables	$-	$-	$532,500
Transfer of working interest for payment of debt	$-	$400,000	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Page - 8

Notes to the Consolidated Financial Statements
September 30, 2008

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -	LOSS PER SHARE

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007
Net (loss) available to common shareholders	$(3,938)	$(15,168)

Weighted average shares	61,335,984	58,535,984

Basic income per share (based on weighted average shares)	$0.00	$0.00

	For the Nine Months Ended September 30,
	2008	2007
Net (loss) available to common shareholders	$(98,478)	$(65,210)

Weighted average shares	61,335,984	58,535,984

Basic income per share (based on weighted average shares)	$0.00	$0.00

Page - 9

Notes to the Consolidated Financial Statements
September 30, 2008

NOTE 3 -	OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of September 30, 2008 and December 31, 2007, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the nine months ended September 30, 2008 and 2007, the Company recorded depletion of $7,500 on its producing properties.

Page - 10

Notes to the Consolidated Financial Statements
September 30, 2008

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

Page - 11

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the quarter ended September 30, 2008, we had royalty revenues of $5,205 from our working interest in the Strachan property (September 30, 2007: $1,121). Revenues for the nine months ending September 30, 2008, we had royalty revenues of $8,946 (September 30, 2007: $1,522). In both instances the increase in royalties was caused by an increase in natural gas prices obtained by the operator. All our properties are geographically and physically independent of one another. They are located in the Western Canada Geologic Basin centered in Alberta, Canada.

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

In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114.   The depletion for the nine months ended September 30, 2008 was $7,500.  (September 30, 2007: $7,500)

Page - 12

 General and Administrative costs

General and Administrative costs for the nine months ended September 30, 2008 decreased  to $99,924, when compared to $157,031, for the corresponding period in the prior year.  The decrease in expenses for the period was caused by a reduction in consultancy charges and a general decrease in overhead expenses as the Company realigns its expenses to revenue.

The Company’s total expenses were $107,424 for the nine months ended September 30, 2008 as compared to $164,531 for the prior year.

The Net Loss for the nine months ended September 30, 2008 was $(98,478) as compared to a Net Loss of $(163,009) for the corresponding period for the prior year. The decrease in loss for the period was caused by a reduction in operating expenses and an increase in royalty revenues.

(1) Liquidity. Our net working capital for the quarter ended September 30, 2008 decreased to $(35,070), compared to a surplus of $55,907 for the year ended December 31, 2007. The decrease in working capital was caused the increase in accounts payable for the period.

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

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $4,824,248 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We believe that we may not be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurances can be offering in this regard. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Page - 13

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At September 30, 2008 and 2007, we had no overproduced imbalances.

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

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

Page - 14

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

Dated: November 14, 2008

by

/s/Kulwant Sandher	/s/Donald Jackson Wells	/s/Joseph Kane
Kulwant Sandher President / CFO	Donald Jackson Wells director	Joseph Kane director

 Page - 16