Form 10KSB/A
period 2007-12-31
TURNER VALLEY OIL & GAS INC
filed 2008-12-05
CIK 1098343

FORM 10-KSB-A

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

Exhibit Index is found on page 12

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

ITEM 3. Legal Proceedings.
There are no legal proceedings pending against us, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.
(c) Market Information. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and had never before traded in brokerage transactions.

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

Source: Yahoo Finance

(d) Holders. There are approximately 100 shareholders of the our common stock, giving effect to shares held in brokerage accounts.

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

(f) Sales of Unregistered Common Stock 2007. We made no unregistered issuances in 2005, 2006 or 2007.

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

The Strachan Property. On August 20, 2003, we entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The Strachan Prospect is located 80 miles NW of Calgary, Alberta. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company's senior management has set out a rework program for this well. The rework program calls for an acid wash and acid stimulation of the producing formation. The Company has agreed to participate in the program. The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at approximately 2.66 MMCF/Day, representing a 40% increase over initial production rates. In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114. The depletion for the year ended December 31, 2007 was $10,000.  (December 31, 2006 $10,000)

The Strachan Property – Leduc Formation. On September 23, 2005 Turner Valley Oil and Gas Inc. through its wholly owned subsidiary TV Oil and Gas Canada Limited, has entered into a farm-out agreement with Odin Capital Inc. of Calgary, Alberta. The terms of the Farm-Out agreement are as follows: In exchange for our paying 3.00% of all costs associated with drilling, testing and completing the test well (expected drilling cost, approx. $6.3 million Canadian to the 100% interest). On the property that is referred to as the Leduc Formation test well, we will have earned: in the spacing unit for the Earning Well, a 1.500% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation, and a 3.00% interest in the natural gas in the Leduc formation before payout subject to payment of an Overriding Royalty which is convertible upon payout at the Royalty Owners option to 50% of our interest.

A 1.200% interest in the rights below the base line of the Shunda formation in Section 10,Township 38, Range 9W5M

A 0.966% interest in the rights below the base of the Shunda formation in sections 15 & 16,Township 38,Range 9W5M, down to the base of the deepest formation penetrated.

On July 6th, 2006, the Company purchased an additional 2% from its Chairman & CEO for a total cost of $190,882. The amount was paid in WIN stock at a value of $2 when the market value of the stock was $1.90. Additionally, the Company incurred $44,405 of further costs associated with the exploration of the well during the quarter ended September 30, 2006.

By the end of the fiscal year, we determined that our working interest in the LeDuc had no economic hydrocarbons and hence impaired our holding. The amount was moved to the proved property pool for amortization. Subject to the full-cost-ceiling test, we had an impairment charge of $525,544 for the year ended December 31, 2007.

Looking forward: The Strachan Prospect is still of interest, notwithstanding the abandonment of the LeDuc formation.. The Strachan is located 80 miles NW of Calgary, Alberta. We expect testing of this prospect in the near future, which will enable us to determine whether to continue or abandon this project. Testing of this first well showed no economic hydrocarbons and the well was abandoned.

Mississippi Prospect: On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  Turner Valley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructure. We have agreed to pay 10% of all prospect fees, mineral leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. Total Costs to date are $300,000. The Company is in the process of re-evaluating this project to determine if it continues to adhere to the Company’s strategic objectives. During the year the Company disposed of its interest in this property for the liabilities incurred of $400,000.

General and Administrative: costs for the year decreased by 65% to $248,130, when compared to $713,345, for the previous year. The decrease was caused by a reduction in costs associated with common stock issued for services rendered. The Company’s total expenses were $783,674 for the year ended December 31, 2007 compared to $$723,345 for the prior year. The increase in total expenses was caused by the abandonment of the Strachan–Leduc property due to uneconomic hydrocarbons. The cost associated with this abandonment was $525,544. The Net Loss for the year just ended was $(614,292) as compared to a Net Loss of $(287,237) for the previous year ended 2006. The increase in loss for the year was caused by the costs associated with the abandonment of Strachan–Leduc property and the reduction in gain associated with the disposal of our holding in WIN Energy, which resulted in other income of $159,872 (December 31, 2006 $426,295). At December 31, 2007, the Company disposed of its investment in WIN Energy Corporation (“WIN”) at a market price of $0.37 per share.

Liquidity: Our net working capital for the year ended December 31, 2007 increased to $55,907, compared to a deficit of $(418,555) for the year ended December 31, 2006. The increase in working capital was caused the disposal of the Company’s holdings in WIN. To date we have not invested in derivative securities or any other financial instruments which involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash sources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support our business plan. Management intends to raise additional working capital through debt and equity financing.

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

The Remainder of this Page is Intentionally left Blank

[NEW TEXT start :]

Executive Officers
	Annual Compensation
	b	c	e	j

Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Totals $
Christopher	2007		71,028	71,028
Paton-Gay,	2006		254,105	254,105
Chairman, CEO	2005		331,340	331,340
Director
Kulwant	2007		52,168	52,168
Sandher,	2006		178,226	178,226
Treasurer, CFO	2005		6,515	6,515

Directors
	Annual Compensation
	b	c	e	g

Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Totals $
Joseph A. Kane	2007		10,000	10,000
Director	2006		23,750	23,750
	2005		29,750	29,750
Donald Jackson	2007		10,000	10,000
Wells	2006		23,750	23,750
Director	2005		29,750	29,750

The foregoing “other compensation” was paid in common stock, and not in cash. Each issuance was valued at market prices then current. Our Executive Officers and Directors have no fixed employment agreements for compensation, but receive compensation from time to time in the discretion of the Board of Directors. Our Chief Executive Officer and Chief Financial officers have received modest salary during the reporting periods. All other compensation has been made in stock of our company, issued from time to time at the then current market value. Compensation of services in stock has been made pursuant to that certain Stock for Compensation Services Plan, which provides in relevant part: “(a) If this Corporation be a reporting company, the Board of Directors may elect to offer shares pursuant to Registration under the Securities Act of 1933, or pursuant to Section 4(2) of the 1933 Act, or other applicable exemption from registration, with such restriction on resale as required by law or rule of the Commission, or such greater restriction as may be agreed to by the parties.”

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

Common Stock

Name and Address of Beneficial Owner		Share Ownership	%
Christopher Paton-Gay
6160 Genoa Bay Road	Chairman/CEO
Duncan B.C. Canada	Director	2,285,000	3.92

Kulwant Sander
6160 Genoa Bay Road	Treasurer/CFO
Duncan B.C. Canada		1,252,395	2.15

Donald Jackson Wells
3131 S.W. Freeway #46
Houston TX 77098	Director	75,800	0.13

Joseph Kane
3131 S.W. Freeway #46
Houston TX 77098	Director	75,800	0.13

All Officers and Directors as a Group		3,688,995	6.32

Total Issued and Outstanding		58,335,970	100.00
All Affiliates		(3,688,995)	(6.32)
Indicated Total Non-Affiliate Ownership		54,646,975	93.68

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

Changes in Internal Accounting. There were no changes in our internal controls over fanancial reporting affecting these controls that occurred during the last financial quarter that has materially affected, or is reasonably likely to materially affect your internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Item 13.  ITEM 14. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..

None.

Item 15.  ITEM 16. Attachments, Financial Statements, Exhibits,
and Reports on Form 8-K..

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
Dated: November 30, 2008

Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane
Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane