Form 10-K/A
period 2007-12-31
TURNER VALLEY OIL & GAS INC
filed 2009-03-27
CIK 1098343

FORM 10-KSB/A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-30891

For the Year ended December 31, 2007

Turner Valley Oil & Gas Inc.

Nevada	Optional
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

604 - 700 West Pender Street Vancouver Canada	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (604) 602-1650

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

☐  (Indicate by check mark whether if disclosure of delinquent filers ('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Issuer's Revenues most recent fiscal year: None

As of 12/31/07 the number of shares of common stock outstanding was 58,335,970.

As of 12/31/07 the number of shares held by non-affiliates was approximately 54,646,975 shares, with a market value of $3,825,288 low bid of $0.07

Exhibit Index is found on page 13

CONTENTS

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

ABOUT THIS AMENDMENT

The body of this Amended Annual report contains some formal rephrasing of our description of The Strachan Property B Leduc Formation and the Mississippi Project, at the end of Management's Discussion and Analysis. Executive Compensation Tables have been given technical revision with no substantial impact or change of the essential information provided. Technical and formal revisions have been made to Item 12, Controls and Procedures.

For discussion of amendments of our Financial Statements, please see Item 7.

PART I

ITEM a). Description of Business.

 (i)) Form and Year of Organization. Our Corporate organization and history is described in our previous annual and quarterly reports. During 2007 we issued share to Officers, Directors and service providers, pursuant to registration, as provided in Sections 5 and 6 of the Securities Act of 1933, with filings on Form S-8.

The foregoing is illustrated more fully in the table on the following page.

Current Year Issuances	Valued at	Shares
Carried from 12/31/05		55,535,970
Issue 4/01/07: Registered for services @0.025	$70,000	2,800,000
Total Issued and Outstanding 12/31/05	$70,000	58,335,970

(ii)) Our Business. Turner Valley Oil and Gas Inc. (ATVOG@) is an emerging oil and gas Company. Since commencing operations as an Oil and Gas Company, in August of 2003, TVOG has incorporated a wholly owned Canadian subsidiary, TV Oil and Gas Canada Limited (Federal Canadian Registry). Our subsidiary has acquired a solid base of oil and gas properties located in the western basin of Alberta, Canada. These properties provide Turner Valley Oil and Gas Inc. with a firm foothold in the oil and gas sector. It is Managements intent to continue to; add proven producing, development and exploration properties during 2007. As is the case with all of our properties, the Company has taken all necessary actions to commence operations on these properties as quickly as possible and this has been done. The nature of the oil and gas business requires that the Management and Board remain diligent in assessing risk and insisting that the Company’s Operators work in strict compliance with all prevailing legislation. This has been done.

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

ITEM b). Description of Property.

We enjoy the non-exclusive use of the offices of our Officers, and have no other miscellaneous property of our own. But please see Management's Discussion and Analysis, Item 6 following.

ITEM c). Legal Proceedings.

There are no legal proceedings pending against us, as of the preparation of this Report.

ITEM d). Submission of Matters to a Vote of Security Holders.

None.
The Remainder of this Page is Intentionally left Blank

PART II

ITEM e). Market for Common Equity and Stockholder Matters.

 (i)) Market Information. The Common Stock of this Issuer has not been quoted Over the Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise, during the period of this report. Our common stock was cleared for quotation on the OTCBB on February 20, 2002 and had never before traded in brokerage transactions.

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

Source: Yahoo Finance

 (ii)) Holders. There are approximately 100 shareholders of our common stock, giving effect to shares held in brokerage accounts.

 (iii)) Dividends. No dividends have been paid by us on the Common Stock or other Stock and no such payment is anticipated in the foreseeable future. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of we and other factors that the Board of Directors may deem relevant.

(iv)) Sales of Unregistered Common Stock 2007. We made no unregistered issuances in 2005, 2006 or 2007.

ITEM f). Management's Discussion and Analysis or Plan of Operation.

(i)) Plan of Operation. Our plan of operations is a sole focus on exploration for, development drilling for, and transmission facilities for, the production of oil and gas. Our Nevada parent company Turner Valley Oil & Gas, owns a wholly-owned Canadian subsidiary T.V. Oil & Gas, Limited, a Federal Registered Canadian company in full compliance with all Canadian law and regulations.

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

The Strachan Property. On August 20, 2003, we entered into a purchase agreement to acquire 1% interest in a producing gas well, located at 2-2-38-9W5 Red Deer, Alberta, Canada. The Strachan Prospect is located 80 miles NW of Calgary, Alberta. The gas production rate at the time of the acquisition fluctuated between 1.5 and 2 MMCF/Day (million cubic feet of gas per day). The Company's senior management has set out a rework program for this well. The rework program calls for an acid wash and acid stimulation of the producing formation. The Company has agreed to participate in the program. The program was completed on October 15, 2003 and as of October 20, 2003, the new production rates have stabilized at approximately 2.66 MMCF/Day, representing a 40% increase over initial production rates. In addition to the preceding acquisition, we entered into a purchase agreement to acquire 0.5% interest in 10 Sections (6,400 acres) of drilling rights offsetting Sct. 22-38-9W-5. These offsetting sections have identified seismic anomalies in multiple cretaceous pay zones. The purchase price of the property was $45,114. The depletion for the year ended December 31, 2007 was $10,000.  (December 31, 2006 $10,000)

The Strachan Property  Leduc Formation. On September 23, 2005 Turner Valley Oil and Gas Inc. through its wholly owned subsidiary TV Oil and Gas Canada Limited, has entered into a farm-out agreement with Odin Capital Inc. of Calgary, Alberta. The terms of the Farm-Out agreement are as follows: In exchange for our paying 3.00%  of all costs associated with drilling, testing and completing the test well (expected drilling cost, approx. $6.3 million Canadian to the 100% interest). On the property that is referred to as the Leduc Formation test well, we will have earned: in the spacing unit for the Earning Well, a 1.500% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation, and a 3.00% interest in the natural gas in the Leduc formation before payout subject to payment of an Overriding Royalty which is convertible upon payout at the Royalty Owners option to 50% of our interest.

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

Looking forward. The Strachan Prospect is still of interest, notwithstanding the abandonment of the LeDuc formation.. The Strachan is located 80 miles NW of Calgary, Alberta. We expect testing of this prospect in the near future, which will enable us to determine whether to continue or abandon this project. Testing of this first well showed no economic hydrocarbons and the well was abandoned.

Mississippi Prospect. On August 23rd, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprising 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructures.  Turner Valley has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. The first 20 proposed wells are located within tie-in range of existing pipeline infrastructure. We have agreed to pay 10% of all prospect fees, mineral leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. Total Costs to date are $300,000. The Company is in the process of re-evaluating this project to determine if it continues to adhere to the Company=s strategic objectives. During the year the Company disposed of its interest in this property for the liabilities incurred of $400,000.

General and Administrative costs General and Administrative costs for the year decreased by 65% to $248,130, when compared to $713,345, for the previous year. The decrease was caused by a reduction in costs associated with common stock issued for services rendered. The Company’s total expenses were $783,674 for the year ended December 31, 2007 compared to $$723,345 for the prior year. The increase in total expenses was caused by the abandonment of the StrachanBLeduc property due to uneconomic hydrocarbons. The cost associated with this abandonment was $525,544. The Net Loss for the year just ended was $(614,292) as compared to a Net Loss of $(287,237) for the previous year ended 2006. The increase in loss for the year was caused by the costs associated with the abandonment of StrachanBLeduc property and the reduction in gain associated with the disposal of our holding in WIN Energy, which resulted in other income of $159,872 (December 31, 2006 $426,295). At December 31, 2007, the Company disposed of its investment in WIN Energy Corporation (AWIN@) at a market price of $0.37 per share.

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

ITEM g). Financial Statements.

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

Audited Financial Statements for the years ended December 31, 2007, 2006, and from inception, April 14, 1999, are included and provided as Attachment AFK-07 Amended. These financial statements attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.

Amended Financial Statements reflect changes of technical but important clarifications, and the correction of certain minor mistakes.

1. Amounts of comprehensive income/(loss) presented in  Statement of Operations and Comprehensive Income(Loss) for the years ended December 31, 2007 and 2006 did not agree with the corresponding amounts in Statement of Stockholders' Equity and Note 6. These inconsistencies have been resolved and corrected.

2. Estimated future expenditures to be incurred in developing proved reserves, and estimated dismantlement and abandonment costs when discussing full cost amortization policy, have been included in the costs subject to amortization under Rule 4-10(c)(3)(i) of Regulation S-X. Fact is, that we do not currently anticipate any material capital expenditures in the development of our proved reserves.

3. Some important revisions to Note-3, Oil & Gas Properties, Strachan Property: "During the year the Company determined that its working interest in the Strachan-Leduc region had no economic hydrocarbons and hence impaired its holding. The amount was moved to the proved property pool for amortization. Subsequent to the full cost ceiling test, the Company had an impairment charge of $525,544 for the year ended December 31, 2007.@

4. he accounting policy for asset retirement obligations has been inserted.

5. Amounts disclosed under Capitalized Costs Relating to Oil and Gas Activities, for December 31, 2007 and 2006 did not agree with the corresponding information reported in the Balance Sheet. Corrections have been made, as would ordinarily be required by paragraphs 18, 19 and 20 of SFAS 69.

6. Inconsistencies have been removed and corrected in Costs incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities, in accordance with paragraphs 21, 22 and 23 of SFAS 69.

7. Disclosure has been added (to Standardized Measure of Discount Future Net Cash Flows Relating to Proved Oil & Gas Reserve Quantities) relating to our interests in proved oil and gas reserves, at the end of the each period, and reconciliations showing changes in this measure occurring during these periods to comply with paragraphs 30, 31 and 33 of SFAS 69.

8. Please note changes to Consolidated Statements of Cash Flow, for 2006: (a) Increase in accounts payable and accrued expenses; (b) Investing in new Oil & Gas working interests.

It is the opinion of Management that these corrections, however important to achieve proper financial reporting, do materially alter our essential disclosure of our condition and operations.

ITEM h). Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure.

None.

The Remainder of this Page is Intentionally left Blank

PART III

ITEM i). Directors and Executive Officers, Promoters and Control Persons.

The information required and appropriate for this Item is unchanged and found in our previous annual report. Officers and Directors serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

ITEM j). Executive Compensation.

Summary Compensation, Table A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402. Compensation consisted of registered stock (at bid) for services in lieu of cash.

Executive Officers
	Annual Compensation
	b	c	e	j
Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Totals $
Christopher	2007		71,028	71,028
Paton-Gay,	2006		254,105	254,105
Chairman, CEO Director	2005		331,340	331,340
Kulwant	2007		52,168	52,168
Sandher,	2006		178,226	178,226
Treasurer, CFO	2005		6,515	6,515

Directors
	Annual Compensation
	b	c	e	g
Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Totals $
Joseph A. Kane	2007		10,000	10,000
Director	2006		23,750	23,750
	2005		29,750	29,750
Donald	2007		10,000	10,000
Jackson Wells	2006		23,750	23,750
Director	2005		29,750	29,750

The foregoing Aother compensation@ was paid in common stock, and not in cash. Each issuance was valued at market prices then current. Our Executive Officers and Directors have no fixed employment agreements for compensation, but receive compensation from time to time in the discretion of the Board of Directors. Our Chief Executive Officer and Chief Financial officers have received modest salary during the reporting periods. All other compensation has been made in stock of our company, issued from time to time at the then current market value. Compensation of services in stock has been made pursuant to that certain Stock for Compensation Services Plan, which provides in relevant part: A(a) If this Corporation be a reporting company, the Board of Directors may elect to offer shares pursuant to Registration under the Securities Act of 1933, or pursuant to Section 4(2) of the 1933 Act, or other applicable exemption from registration, with such restriction on resale as required by law or rule of the Commission, or such greater restriction as may be agreed to by the parties.@

ITEM k). Security Ownership of Certain Beneficial Owners and Management.

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

Common Stock

Name and Address of Beneficial Owner		Share Ownership	%
Christopher Paton-Gay
6160 Genoa Bay Road	Chairman/CEO
Duncan B.C. Canada	Director	2,285,000	3.92
Kulwant Sandher
604 – 700 West Pender St.	Treasurer/CFO	1,252,395	2.15
Vancouver B.C. Canada
Donald Jackson Wells
3131 S.W. Freeway #46
Houston TX 77098	Director	75,800	0.13
Joseph Kane
3131 S.W. Freeway #46
Houston TX 77098	Director	75,800	0.13
All Officers and Directors as a Group		3,688,995	6.32

Total Issued and Outstanding		58,335,970	100.00
All Affiliates		(3,688,995)	(6.32)
Indicated Total Non-Affiliate Ownership		54,646,975	93.68

(i)) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of our Corporation. Specifically, we are not a candidate for any direct or reverse acquisition transactions, but are devoted to bringing our business plan to actualization and profitability.

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

Changes in Internal Accounting. There were no changes in our internal controls over financial reporting affecting these controls that occurred during the last financial quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K

 (ii)) Attachments/Exhibits Hereto.

(31) Certification pursuant to 18 USC Section 302.

(32) Certification pursuant to 18 USC Section 1350.

(AC-99.1) Audit Committee Report

(AFK-07) Audited Financial Statements for the years ended December 31, 2007, 2006 and from Inception.

 (iii)) Exhibits Previously Filed. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Turner Valley Oil & Gas, Inc.
Dated: March 25, 2009

Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane
Christopher Paton-Gay	Donald Jackson Wells	Joseph Kane

Attachment AFK-07 Amended

Audited Financial Statements

for the years ended
December 31, 2007, 2006
and from inception

TURNER VALLEY OIL & GAS CORPORATION
 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Turner Valley Oil & Gas Corporation
Duncan B.C. Canada

We have audited the accompanying consolidated balance sheets of Turner Valley Oil & Gas Corporation (a Development Stage Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity and cash flows for the  years  then ended and from inception on April 21, 1999 through December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2008

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$75,688	$-
Accounts receivable	8,088	8,910

Total Current Assets	83,776	8,910

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING

Properties subject to amortization	18,175	28,177
Unproved properties	-	925,544

Net Oil and Gas Properties	18,175	953,721

OTHER ASSETS

Investments - Marketable Securities available for sale	-	604,349

Total Other Assets	-	604,349

TOTAL ASSETS	$101,951	$1,566,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft		3,397
Accounts payable	4,211	$400,410
Notes payable, related party	23,658	23,658

Total Current Liabilities	27,869	427,465

Total Liabilities	27,869	427,465

Other Commitments or Contingencies	-	-

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 61,335,984 and 58,535,984 shares issued and outstanding, respectively	61,337	58,537
Capital in excess of par value	4,741,873	4,697,173
Accumulated other comprehensive income	(3,356)	495,283
Deficit accumulated during the development stage	(4,725,772)	(4,111,478)

Total Stockholders' Equity	74,082	1,139,515

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,951	$1,566,980

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the Year Ended December 31,		From Inception on April 21, 1999 Through December 31,
	2007	2006	2007
REVENUE

Royalties received	$4,165	$9,813	$25,039

EXPENSES

Cost of production	-	-	51,753
Depletion	10,000	10,000	30,767
Abandonment of natural gas and oil property	525,544	-	525,544
General and administrative	248,130	713,345	4,943,310

Total Expenses	783,674	723,345	5,551,374

NET OPERATING LOSS	(779,509)	(713,532)	(5,526,335)

OTHER INCOME (EXPENSE)

Gain on sale of investments	159,872	426,295	798,510
Rent Received	5,345		5,345
Interest expense	-	-	(3,292)

Total Other Income (Expense)	165,217	426,295	800,563

NET PROFIT/(LOSS) BEFORE INCOME TAX	$(614,292)	$(287,237)	$(4,725,772)

Income tax	$-	$-	$-

NET PROFIT/(LOSS)	$(614,292)	$(287,237)	$(4,725,772)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	58,914,066	55,651,737

COMPREHENSIVE INCOME (LOSS)

NET LOSS	$(614,292)	$(287,237)	$(4,725,772)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain on Marketable Securities	(500,093)	500,093	(725)
Foreign Currency Translation	(1,452)	-	(4,085)

COMPREHENSIVE INCOME (LOSS)	$(1,115,837)	$212,856	$(4,730,582)

Turner Valley Oil & Gas Corporation
(A Development Stage Company)
Statements of Stockholders' Equity
For the Year Ended December 31, 2007

	Shares	Amount	Additional Paid-in-Capital	Comprehensive Income/(Loss)	Retained Earnings	Subscription Receivable	Total

Balance at inception April 21, 1999	0	0	0				0

Shares issued for services during 1999	41,080	41	5,094				5,135

Shares issued for cash during 1999	16,000	16	99,984				100,000

Net Loss for the period ended December 31, 1999					(96,935)		(96,935)

Balance at December 31, 1999	57,080	57	105,078	0	(96,935)	0	8,200

Net Loss for the period ended December 31, 2000					(27,242)		(27,242)

Balance at December 31, 2000	57,080	57	105,078	0	(124,177)	0	(19,041)

Net Loss for the period ended December 31, 2001					(65,380)		(65,380)

Balance at December 31, 2001	57,080	57	105,078	0	(189,557)	0	(84,420)

Shares issued for debt reduction during 2002	8,000	8	99,992				100,000

Shares issued for services during 2002	2,190,150	2,190	1,092,885				1,095,075

Net Loss for the period ended December 31, 2002					(1,240,008)		(1,240,008)

Balance at December 31, 2002	2,255,230	2,255	1,297,955	0	(1,429,565)	0	(129,352)

Shares issued for services at $.02 per share	1,500,000	1,500	298,500				300,000

Rounding of shares from reverse split	2,000	2	(2)				0

Shares issued for accounts payable at $.05 Per share	8,000,000	8,000	392,000				400,000

Shares issued for services at $.015 per share	31,729,200	31,729	444,209				475,938

Shares issued for services at $.015 per share	9,487,504	9,488	132,825				142,313

Shares issued pursuant to S-8 registration at $.05 per share	2,000,000	2,000	98,000				100,000

Shares issued pursuant to S-8 registration at $.05 per share	650,000	650	31,850				32,500

Cancellation of Common Stock	(16,691,520)	(16,692)	(220,459)				(237,150)

Shares issued for cash at $.05 per share	3,000,000	3,000	147,000				150,000

Shares issued for cash at $.30 per share	100,000	100	29,900				30,000

Shares issued for cash at $.35 per share	528,570	529	184,471				185,000

Foreign Currency Translation				(1,718)			(1,718)

Net Loss for the period ended December 31, 2003	0	0	0		(1,137,760)		(1,137,760)

Balance at December 31, 2003	42,560,984	42,561	2,836,249	(1,718)	(2,567,325)	0	309,771

Shares issued pursuant to S-8 registration at $.20 per share	932,500	933	185,567				186,500

Shares issued pursuant to S-8 registration at $.08 per share	1,597,500	1,598	126,202				127,800

Shares issued pursuant to S-8 registration at $.08 per share	1,000,000	1,000	79,000				80,000

Shares issued pursuant to S-8 registration at $.11 per share	85,000	85	9,265				9,350
9/30/2004
Shares issued pursuant to S-8 registration at $.20 per share	1,385,000	1,385	275,615				277,000

Shares issued for Cash at $.05 per share	975,000	975	47,775				48,750

Subscription Recievable						(48,750)	(48,750)

Foreign Currency Translation				(2,367)			(2,367)

Net Loss for the period ended December 31, 2004	0	0	0	0	(784,001)		(784,001)

Balance at December 31, 2004	48,535,984	48,537	3,559,673	(4,085)	(3,351,325)	(48,750)	204,052

Shares issued pursuant to S-8 registration at $.13 per share	2,850,000	2,850	367,650				370,500

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000				260,000

Foreign Currency Translation				(725)			(725)

Subscription Recievable						48,750	48,750

Net Loss for the period ended December 31, 2005					(472,917)		(472,917)

Balance at January 1, 2006	53,385,984	53,387	4,185,323	(4,810)	(3,824,242)	0	409,660

Shares issued pursuant to S-8 registration at $.13 per share	2,000,000	2,000	258,000				260,000

Shares issued pursuant to S-8 registration at $.08 per share	1,600,000	1,600	126400				128,000

Shares issued pursuant to S-8 registration at $.08 per share	1,450,000	1,450	114,550				116,000

Shares issued under Rule 144 at $0.13 per share	100,000	100	12,900				13,000

Revaluation of available for sale investments Unrealized gain				500,093			500,093

Net Income for the year ended December 31, 2006					(287,238)		(287,238)

Balance as at December 31, 2006	58,535,984	58,537	4,697,173	495,283	(4,111,480)	0	1,139,515

Realization of unrealized gains on investments				(500,093)			(500,093)
Foreign currency transalation				1,452			1,452
Issuance of S-8 stock for services at $0.01	1,500,000	1,500	13,500				15,000

Issuance of S-8 stock for services at $0.025	1,300,000	1,300	31,200				32,500

Net Income/(loss) for the year ended December 31, 2007					(614,292)		(614,292)

Balance as at December 31, 2007	61,335,984	61,337	4,741,873	(3,358)	(4,725,772)	0	74,082

TURNER VALLEY OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended December 31,		From Inception on April 21, 1999 Through December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$(614,292)	$(287,234)	$(4,725,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	10,000	10,000	30,767
Loss on abandonment of property	525,544	-	551,025
Gain on sale of Investment	(159,872)	(436,388)	(834,085)
Common stock issued for services rendered	47,500	517,000	4,289,460
Change in Comprehensive Income	1,274		1,274
Non-cash Effect from Foreign Currency Translation	(1,453)	725	(4,085)
Non-cash effect of revaluing Marketable Securities	-
Changes in operating assets and liabilities:
Increase (Decrease) in bank Overdraft	(3,397)	3,397	-
Increase (Decrease) in accounts receivable	843	(6,364)	(719)
Increase (Decrease) in accounts payable - related Party	-	-	23,659
Increase in accounts payable and accrued expenses	3,981	(5,550)	295,590

Net Cash Used in Operating Activities	(189,872)	(204,414)	(372,886)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments	265,560	487,058	1,073,082
Investing in new Oil & Gas working interests	-	(361,492)	(825,544)
Expenditures for oil and gas property development	-	-	(312,714)

Net Cash Used in Investing Activities	265,560	125,566	(65,176)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	465,000
Receipt of subscription receivable	-	-	48,750

Net Cash Provided by Financing Activities	-	-	513,750

NET INCREASE (DECREASE) IN CASH	75,688	(78,848)	75,688

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	78,848	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,688	$-	$75,688

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services rendered	$47,500	$260,000	$3,756,960
Common stock issued for retirement of payables	$-	$-	$532,500
Transfer of working Interest for payment of Debt	$(400,000)	$400,000	$-

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

B. Revenue and Cost Recognition

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At December 31, 2007 and 2006, the Company had no overproduced imbalances.

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the years ended December 31, 2007 and 2006 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  The Company does not currently antipate any material capital expenditures in the development of its proved reserves.  During the year ended December 31, 2007 and 2006, the Company recorded depletion of $10,000 and $10,000 on its property, respectively.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs.  Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.  Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits.  The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration.  Therefore, estimated future removal and site restoration costs are presently considered minimal.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

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

During the year the Company determined that its working interest in the Strachan-Leduc region had no economic hydrocarbons and hence impaired its holding.  The amount was moved to the proved property pool for amortization.  Subsequent to the full cost ceiling test, the Company recorded an impairment charge of $525,544 for the year ended December 31, 2007.

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

	December 31,
	2007	2006
Balance, beginning of year	$495,283	$(4,810)
Unrealized gain on marketable securities	$(500,093)	$500,093
Effect of currency exchange rate changes	1,453
Balance, end of year	$3,356	$495,283

NOTE 7  -  RELATED PARTY TRANSACTION

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

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES

(1)	Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2007	2006
Proved oil and gas producing properties and related lease and well equipment	$48,942	$48,942
Accumulated depreciation and depletion	(30,767)	(20,767)

Net Capitalized Costs	$18,175	$28,175

(2)	Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

	For the Years Ended
	December 31,
	2007	2006
Acquisition of Properties
Proved	$-	$-
Unproved	-	264,054
Exploration Costs	-	-
Development Costs	-	661,490

Total Costs Incurred	$-	$925,544

The Company does not have any investments accounted for by the equity method.

(3)	Results of Operations for Producing Activities

	For the Years Ended
	December 31,
	2007	2006
Sales	$4,165	$9,813
Production costs	0	0
Depreciation and depletion	(10,000)	(10,000)

Results of operations for producing activities (excluding corporate overhead and interest costs)	$(5,835)	$(187)

TURNER VALLEY OIL & GAS CORPORATION
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

(4)	Reserve Quantity Information

	Oil	Gas
	BBL	MMCF
Proved developed and undeveloped reserves:
Balance, December 31, 2006	-	3.68
Change in estimates	-	-
Production	-	.99
Balance, December 31, 2007	-	2.69

Proved developed reserves:	Oil	Gas
	BBL	MMCF
Beginning of the year ended December 31, 2006	-	3.68
End of the year ended December 31, 2007	-	2.69

The Company has reserve studies and estimates prepared on the properties acquired and developed.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

The following information has been developed utilizing procedures prescribed by SFAS 69 "Disclosures About Oil and Gas Producing Activities" and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

	December 31, 2008	December 31, 2007
Future Cash inflows	6,851	7,207
Future production costs	(2,740)	(2,883)
Future development costs	-	-
Future income tax expense	-	-
Future cash flows	4,111	4,324
10% annual discount for estimated timing of cash flows	(412)	(432)
Standardized measure of discounted future next cash	$3,699	$3,892